Form 10-Q
period 1996-06-30
SFS BANCORP INC
filed 1996-08-07
CIK 942135

UNITED STATES
		     SECURITIES AND EXCHANGE COMMISSION
			   WASHINGTON, D.C. 20549

				FORM 10-QSB

	    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
		     THE SECURITIES EXCHANGE ACT OF 1934


    For the Quarter ended June 30, 1996    Commission File No. 0-25994

			     SFS BANCORP, INC.
	 (Exact name of registrant as specified in its charter)


	    DELAWARE                                      22-3366295
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                      Identification Number)

		 251-263 STATE STREET, SCHENECTADY, NY  12305
		   (Address of principal executive offices)

Registrant's telephone number, including area code:  (518) 395-2300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]      No  [   ]

Indicate the number of shares of outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

					       Number of shares outstanding
Class of Common Stock                              as of July  31, 1996
- - ----------------------                         ----------------------------
Common Stock, Par $.01                                  1,339,672

Transitional Small Business Disclosure Format (Check One): Yes [  ]  No [ X ]


			  SFS BANCORP, INC. AND SUBSIDIARY

				    FORM 10-QSB

				   JUNE 30, 1996

INDEX

Part I    FINANCIAL INFORMATION                                          Page

Item 1.   Financial Statements                                             1

	  Consolidated Statements of Income for the Three
	  months ended June 30, 1996 and 1995, (Unaudited)                 2

	  Consolidated Statements of Income for the Six
	  months ended June 30, 1996 and 1995, (Unaudited)                 3

	  Consolidated Statements of Financial Condition as
	  of June 30, 1996, (Unaudited) and December 31, 1995              4

	  Consolidated Statements of Changes in Stockholders'
	  Equity for the Six months ended June 30, 1996
	  and 1995, (Unaudited)                                            5

	  Consolidated Statements of Cash Flows for the Six
	  months ended June 30, 1996 and 1995 (Unaudited)                  6

	  Notes to unaudited consolidated interim financial
	  statements                                                       7

Item 2.   Management's Discussion and Analysis
	  of Financial Condition and Results of Operations                 8

Part II   OTHER INFORMATION

Item 1.   Legal Proceedings                                               20

Item 2.   Changes in Securities                                           20

Item 3.   Defaults Upon Senior Securities                                 20

Item 4.   Submission of Matters to a Vote of Security Holders             20

Item 5.   Other Information                                               20

Item 6.   Exhibits and Reports on Form 8-K                                20

Signatures                                                                21

			  SFS BANCORP, INC. AND SUBSIDIARY

				    FORM 10-QSB

				   JUNE 30, 1996


			  PART I - FINANCIAL INFORMATION


Item 1. - Financial Statements

	SFS Bancorp, Inc. (the "Company") was formed in March of 1995 for the purpose of acquiring all of the common stock of Schenectady Federal Savings Bank (the "Bank"), concurrent with its conversion from mutual to stock form of ownership. SFS Bancorp, Inc. completed its initial public stock offering of 1,495,000 shares of $.01 par value stock on June 29, 1995. The Company utilized approximately one half of the net stock sale proceeds to acquire all of the common stock issued by the Bank. For additional discussion of the Company's formation and intended operations, see the Form S-1 Registration Statement (No. 33-95422) filed with the Securities and Exchange
Commission.

	The financial statements presented in this Form 10-QSB reflect the consolidated financial condition and results of operations of the Company and its subsidiary for periods subsequent to June 29, 1995. Financial statements presented for periods prior to June 29, 1995 are for the Bank prior to its acquisition by the Company.

				  SFS BANCORP, INC. and SUBSIDIARY
				  Consolidated Statements of Income
				(In Thousands, Except Per Share Data)

							   THREE MONTHS ENDED
								JUNE  30,
						       1996                1995
							       (Unaudited)

Interest income:
    Real estate loans                                  $2,123              1,871
    Other loans                                             8                 10
    Mortgage-backed securities                            356                347
    Debt securities                                       261                227
    Federal funds sold and cash deposits                   68                169
    Securities available for sale                         112                124
    Stock in Federal Home Loan Bank                        19                 22
	 Total interest income                          2,947              2,770

Interest expense:
    Deposits                                            1,527              1,581
	 Net interest income                            1,420              1,189

Provision for loan losses                                  30                 80
	 Net interest income after provision
	   for loan losses                              1,390              1,109

Noninterest income:
    Loss on sale of securities                            (36)                --
    Service fee income                                      5                  5
    Other loan charges                                     41                 20
    Bank fees and service charges                          33                 35
    Other                                                  30                  5
	 Total noninterest income                          73                 65

Noninterest expense:
    Compensation and employee benefits                    644                547
    Advertising and business promotion                     23                 26
    Office occupancy and equipment expense                135                127
    Federal deposit insurance premiums                     80                 80
    Other insurance premiums                               22                 22
    Mortgage servicing fees                                10                 18
    Data processing fees                                   41                 37
    Other real estate writedown                             7                 --
    Professional service fees                              73                 32
    Other                                                  84                 60
	 Total noninterest expense                      1,119                949
	 Income before taxes                              344                225

Income tax expense                                         51                 47
	 Net income                                    $  293                178

Earning per share                                      $  .23                N/A

See accompanying notes to unaudited consolidated interim financial statements.

				  SFS BANCORP, INC. and SUBSIDIARY
				  Consolidated Statements of Income
				(In Thousands, Except Per Share Data)

								 SIX MONTHS ENDED
								     JUNE  30,

							      1996               1995
								     (Unaudited)

Interest income:
    Real estate loans                                         $4,203             3,723
    Other loans                                                   21                19
    Mortgage-backed securities                                   742               682
    Debt securities                                              552               456
    Federal funds sold and cash deposits                         157               268
    Securities available for sale                                231               241
    Stock in Federal Home Loan Bank                               38                45
	 Total interest income                                 5,944             5,434

Interest expense:
    Deposits                                                   3,093             3,001
	 Net interest income                                   2,851             2,433

Provision for loan losses                                         60               160
	 Net interest income after provision
	   for loan losses                                     2,791             2,273

Noninterest income:
    Loss on sale of securities                                   (36)               --
    Service fee income                                            10                11
    Other loan charges                                            84                35
    Bank fees and service charges                                 66                81
    Other                                                         40                12
	 Total noninterest income                                164               139

Noninterest expense:
    Compensation and employee benefits                         1,259             1,118
    Advertising and business promotion                            59                56
    Office occupancy and equipment expense                       264               264
    Federal deposit insurance premiums                           162               160
    Other insurance premiums                                      46                41
    Mortgage servicing fees                                       21                37
    Data processing fees                                          83                77
    Other real estate writedown                                    7                --
    Professional service fees                                    140                68
    Other                                                        155               116
	 Total noninterest expense                             2,196             1,937
	 Income before taxes                                     759               475

Income tax expense                                               176               178
	 Net income                                           $  583               297

Earning per share                                             $  .44               N/A

See accompanying notes to unaudited consolidated interim financial statements.


				  SFS BANCORP, INC. AND SUBSIDIARY
			   Consolidated Statements of Financial Condition
				       (Dollars in Thousands)

									     June 30,              December 31,
									     1996                  1995
Assets                                                                       (Unaudited)
Cash and due from banks                                                      $  1,523                1,353
Federal funds sold                                                              5,400                9,100
	 Total cash and cash equivalents                                        6,923               10,453

Securities available for sale, at fair value                                    3,968               7,976
Investment securities:
    Debt securities (approximate fair value of $15,782
	 at June 30, 1996 and $18,712 at December 31, 1995)                    15,988               18,658
    Mortgage-backed securities (approximate fair value of
	 $21,816 at June 30, 1996 and $24,645 at December 31, 1995)            22,246               24,418
Investment required by law, stock in Federal Home Loan Bank of NY, at cost      1,216                1,117
Loans receivable, net                                                         110,720              100,921
Accrued interest receivable                                                     1,174                1,161
Premises and equipment, net                                                     1,656                1,414
Real estate owned                                                                 185                  200
Prepaid expenses and other asset                                                  290                  211
	 Total Assets                                                        $164,366              166,529

Liabilities and Stockholders' Equity
Liabilities:
    Due to depositors:
	 Demand deposits                                                     $ 10,077                9,990
	 Savings accounts                                                      44,502               44,982
	 Time deposit accounts                                                 84,808               84,699
	      Total Deposits                                                  139,387              139,671

    Advance payments by borrowers for property taxes and insurance              1,436                1,402
    Accrued expenses and other liabilities                                      1,256                1,195
	 Total Liabilities                                                    142,079              142,268

Stockholders' Equity:
    Preferred stock, $.01 par value. Authorized 500,000 shares; none issued        --                   --
    Common stock, $.01 par value. Authorized 2,500,000 shares; 1,495,000
	 shares issued; 1,292,450 shares outstanding at June 30, 1996 and
	 1,495,000 shares at December 31, 1995                                     15                   15
Additional paid-in capital                                                     14,221               14,221
Retained earnings, substantially restricted                                    11,596               11,013
Common stock acquired by ESOP (107,640 shares)                                 (1,076)              (1,076)
Treasury stock, at cost (202,550 shares at June 30, 1996 and none at
    December 31, 1995)                                                         (2,549)                  --
Net unrealized gain on securities available for sale                               80                   88
	 Total Stockholders' Equity                                            22,287               24,261
	 Total Liabilities and Stockholders' Equity                          $164,366              166,529

See accompanying notes to unaudited consolidated interim financial statements.


				  SFS BANCORP, INC. AND SUBSIDIARY
		      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
				     (In Thousands) (Unaudited)

									NET UNREALIZED
									GAIN (LOSS)     COMMON
					      ADDITIONAL                ON SECURITIES   STOCK
				  COMMON      PAID IN       RETAINED    AVAILABLE       ACQUIRED       TREASURY
				  STOCK       CAPITAL       EARNINGS    FOR SALE        BY ESOP        STOCK          TOTAL

Six Months Ended June 30, 1996

Balance at December 31, 1995      $15         14,221        11,013        88            (1,076)            --         24,261

Net income                         --             --           583        --                --             --            583

Net unrealized loss on
  securities available for sale    --             --            --        (8)               --             --             (8)

Purchase of Treasury shares        --             --            --        --                --         (2,549)        (2,549)

Balance at June 30, 1996          $15         14,221        11,596        80            (1,076)        (2,549)        22,287

Six Months Ended June 30, 1995

Balance at December 31, 1994      $--             --        10,158      (112)               --             --         10,046

Net income                         --             --           297        --                --             --            297

Net  unrealized gain on
  securities available for sale    --             --            --       176                --             --            176

Common Stock Issued                15         14,185            --        --                --             --         14,200

Purchase of  ESOP                  --             --            --        --            (1,196)            --         (1,196)

Balance at June 30, 1995          $15         14,185        10,455        64            (1,196)            --         23,523

See accompanying notes to unaudited consolidated interim financial statements.



						 SFS BANCORP, INC. AND SUBSIDIARY
					      CONSOLIDATED STATEMENTS OF CASH FLOWS
							  (In Thousands)
											     Six Months Ended
												 June 30,
											    1996           1995
Increase (decrease) in cash and cash equivalents                                                (Unaudited)
  Reconciliation of net income to net cash provided
    by operating activities:
    Net income                                                                              $  583            297
    Adjustments to reconcile net income to
      net cash provided by operating activities:
	Depreciation and amortization                                                           70             71
	Net accretion on investment securities                                                  (8)           (13)
	Provision for loan losses                                                               60            160
	Writedown of real estate owned                                                           7             --
	Gain on disposition of fixed assets                                                    (11)            --
	Proceeds from disposition of fixed assets                                               19             --
	Loss on sale of available for sale securities                                           36             --
	Decrease (increase) in accrued interest receivable                                     (13)            17
	Decrease (increase) in prepaid expense and other assets                                (79)            19
	Increase (decrease) in accrued expense and other liabilities                            61            (78)
	  Total adjustments                                                                    142            176
	  Net cash provided by operating activities                                            725            473

Cash flows from investing activities:
  Proceeds from maturity/paydown of investment securities                                    8,678          2,858
  Proceeds from sale of Federal Home Loan Bank Stock                                            --              6
  Purchase of investment securities                                                         (6,000)        (2,000)
  Purchase of mortgage-backed securities                                                        --         (2,322)
  Purchase of Federal Home Loan Bank Stock                                                     (99)            --
  Principal repayments on mortgage-backed securities                                         2,172          1,252
  Net (increase) decrease in loans receivable                                               (7,188)           204
  Purchase of loans receivable                                                              (2,671)        (2,723)
  Capital expenditures, net of disposals                                                      (320)           (65)
  Proceeds from sale of available for sale securities                                        3,964             --
  Proceeds from the sale of real estate owned                                                    8            228
	  Net cash used by investing activities                                             (1,456)        (2,562)

Cash flows from financing activities:
  Net (decrease) increase in deposits                                                         (284)         4,976
  Net increase in advance payments by borrowers for
    property taxes and insurance                                                                34            323
  Net proceeds from common stock issued in stock conversion                                     --         14,200
  Acquisition of  common  stock by ESOP                                                         --         (1,196)
  Purchase of Treasury stock                                                                (2,549)            --
  Net cash (used) provided in financing activities                                          (2,799)        18,303
  Net (decrease) increase in cash and cash equivalents                                      (3,530)        16,214
  Cash and cash equivalents at beginning of period                                          10,453          6,468
  Cash and cash equivalents at end of period                                               $ 6,923         22,682

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest paid                                                                          $ 3,096          3,024
    Taxes paid                                                                                 342            405
  Transfer of loans to other real estate owned                                                  --            362
  Net unrealized (loss) gain on securities available for sale                                   (8)           176

See accompanying notes to unaudited consolidated interim financial statements.



			      SFS BANCORP, INC. AND SUBSIDIARY
		NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1.  Presentation of Financial Information

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management's discussion and analysis of financial condition and results of operations filed with the 1995 form 10-KSB of SFS Bancorp, Inc. and Subsidiary (the "Company"). In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 1996, are not necessarily indicative of results that may be expected for the entire year ending December 31, 1996.

The unaudited consolidated interim financial statements include the accounts of SFS Bancorp, Inc. (the "Holding Company") and its wholly owned subsidiary, Schenectady Federal Savings Bank and subsidiary (the "Bank").

NOTE 2.  Earnings Per Share

Earnings per share are based on the weighted average number of shares outstanding, less unallocated employee stock ownership plan shares, during the period.

For purposes of calculating earnings per share, the weighted average number of shares outstanding was 1,261,669 for the three months ended June 30, 1996 and 1,313,608 for the six months ended June 30, 1996.

No earnings per share data was presented for the periods prior to the completion of the Company's initial stock offering.

			      SFS BANCORP, INC. AND SUBSIDIARY

				       FORM 10-QSB

				      JUNE 30, 1996

Item 2. - Management's Discussion and Analysis of
	  Financial Condition and Results of Operations

General

SFS Bancorp, Inc. (the "Holding Company") is the holding company for Schenectady Federal Savings Bank and its subsidiary (the "Bank"), a federally chartered stock savings bank. On June 29, 1995, the Bank completed its conversion from a federal mutual savings and loan association to a federal stock savings bank. On that date, the Holding Company issued and sold 1,495,000 shares of its common stock at $10.00 per share in connection with the conversion. Net proceeds to the Holding Company were $14.2 million after reflecting conversion expenses of $750,000. The Holding Company used $7.1 million of the net proceeds to acquire all of the issued and outstanding stock of the Bank.

The Bank operates as a thrift institution with the principal business being the solicitation of deposits from the general public; these deposits, together with funds generated from operations, are invested primarily in single-family, owner occupied adjustable-rate mortgage loans. The Bank is a member of the Federal Home Loan Bank of New York ("FHLB") and is subject to certain regulations of the Board of Governors of the Federal Reserve
System with respect to reserves required to be maintained against deposits and certain other matters. The Bank's deposit accounts are insured by the Savings Association Insurance Fund, as administered by the Federal Deposit Insurance Corporation, up to the maximum amount permitted by law. The
Bank is subject to regulation by the Office of Thrift Supervision ("OTS").
The Bank conducts its business through a three branch network located in Schenectady County situated in eastern upstate New York. The Bank's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its loan and mortgage-backed securities portfolios, investment securities and securities available for sale portfolios and other earning assets, and its cost of funds, consisting of the interest paid on its deposits. The Bank's operating results are also impacted by the provision for loan losses, and to a lesser extent, by gains and losses on the sale of its securities available for sale portfolio and other noninterest income. The Bank's operating expenses principally consist of employee compensation and benefits, federal deposit insurance premiums, occupancy expense and other general and administrative expenses.
The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of the regulatory authorities.

LIQUIDITY AND CAPITAL RESOURCES

The Company's most liquid assets are cash and cash equivalents and available for sale securities. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. Cash and cash equivalents of $10.5 million at December 31, 1995, decreased $3.6 million to $6.9 million at June 30, 1996 primarily as a result of the origination of residential mortgage loans and the purchase of treasury stock. The Company's primary sources of funds are deposits and principal and interest payments on its loan and securities portfolios. While maturities and scheduled amortization of loans and securities are, in general, a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS Regulations. This requirement, which may vary at the direction of the OTS depending on economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio of liquid assets to deposits and short-term borrowings is currently 5%. The Bank's liquidity ratio at June 30, 1996, was 25.87%.

The Company's cash flows are comprised of three classifications: cash flows from operating activities; cash flows from investing activities; and cash flows from financing activities. Net cash flows provided by operating activities, consisting primarily of interest and dividends received less interest paid on deposits, was $725,000 and $473,000 for the six months ended June 30, 1996 and 1995, respectively. Net cash used by investing activities, consisting primarily of disbursements for the origination and purchase of loans and the acquisition of securities partially offset by principal collections on loans and mortgage-backed securities and by proceeds from the sale and maturity of securities, was $1.5 million and $2.6 million for the six months ended June 30, 1996 and 1995, respectively. Net cash used in financing activities, consisting primarily of the purchase of treasury stock and net decrease in deposit accounts, was $2.8 million for the six months ended June 30, 1996. Net cash provided by financing activities for the six months ended June 30, 1995 of $18.3 million consisted primarily of net increases in deposit accounts during the period and proceeds received from the sale of common stock.

During the six month period ended June 30, 1996 the Company repurchased 202,550 shares for treasury at an average price of $12.58 for a total of $2.5 million. The average price paid of $12.58 was approximately 73.0% of the Company's book value per share of $17.24 at June 30, 1996. Management believes that the repurchase of shares at less than book value is an appropriate utilization of excess capital. The Office of Thrift Supervision
(OTS) restricts the number of shares which may be repurchased during the three year period following conversion. Generally, only 5% of shares outstanding may be repurchased annually during the first three years following conversion. However, the OTS has allowed additional share repurchases of 5% annually based on extenuating facts and circumstances.

At June 30, 1996, the Bank's capital exceeded each of the capital requirements of the OTS. At June 30, 1996, the Bank's tangible and core capital levels were both $17.5 million (10.65% of total adjusted assets) and its risk-based capital level was $18.1 million (21.21% of total risk-weighted assets). The current minimum regulatory capital ratio requirements are 1.5% for tangible capital, 3.0% for core capital and 8.0% for risk-weighted capital.

FINANCIAL CONDITION

Total assets decreased $2.1 million (1.3%) to $164.4 million at June 30, 1996 from $166.5 million at December 31, 1995. This decrease occurred as loans receivable, net, grew $9.8 million (9.7%) to $110.7 million at June 30, 1996 while federal funds sold decreased $3.7 million (40.7%) to $5.4 million and investment securities decreased $4.8 million (11.1%) to $38.2 million at June 30, 1996.

At June 30, 1996, total liabilities were $142.1 million, substantially unchanged from $142.3 million at December 31, 1995. Stockholders' equity decreased $2.0 million to $22.3 million at June 30, 1996 as compared to $24.3 million at December 31, 1995 largely as a result of the Company's stock repurchase program. Retained earnings increased by $583,000 as a result of increased net income of the Company for the six month period ended June 30, 1996. Treasury Stock increased $2.5 million as a result of the Company's repurchase of common stock. Net unrealized gain on securities available for sale decreased $8,000 to $80,000 at June 30, 1996.

Nonperforming assets increased $129,000 (12.4%) totaling $1.2 million at June 30, 1996, compared with $1.0 million at December 31, 1995. The ratio of nonperforming loans to total loans receivable, net was .89% at June 30, 1996, compared with .83% at December 31, 1995. The ratio of nonperforming assets to total assets at June 30, 1996, was .71% compared with .62% at December 31, 1995.

Loan Receivable, Net

A summary of loans receivable, net at June 30, 1996 and December 31, 1995 is as follows:


							    June 30, 1996    December 31, 1995
Loans secured by real estate:
  Residential:
    Conventional                                            $ 75,576          64,322
    Home Equity                                               22,987          22,723
    FHA Insured                                                4,406           4,797
    VA Guaranteed                                              2,685           3,100
  Commercial and multi-family                                  5,154           6,144
							     110,808         101,086
Other loans                                                      561             434
							     111,369         101,520
Less:
  Unearned discount and net deferred loan fees                    23              27
  Allowance for loan losses                                      626             572
								 649             599

Loans receivable, net                                       $110,720         100,921



The following table sets forth the information with regard to non-performing assets.


							 June 30, 1996        December 31, 1995
Loans on a nonaccrual status                             $  924                 798
Loans contractually past due 90 days or
  more and still accruing interest                           58                  41
    Total non-performing loans                              982                 839
Other real estate owned                                     185                 200
    Total non-performing assets                          $1,167               1,039



The following table sets forth the information with regard to changes in the allowance for loan losses.



						  For the six months ended June 30,
							1996         1995
Balance, beginning of period                            $572          861
Provision charged to operations                           60          160
Loans charged off                                        (28)        (294)
Recoveries on loans previously charged off                22           26

Balance, end of period                                  $626          753


Average Balance Data, Interest Rates and Interest Differential and Rate/Volume Analysis

The following information regarding average balances and rates earned/paid and the rate/volume analysis is an integral component of the discussion of operating results for the three months and six months ended June 30, 1996, compared with the corresponding periods of the prior year.

The average balance data that follows reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expenses by the average balance of assets or liabilities, respectively, for the periods shown. The yields and costs include fees which are considered adjustments to yields.

The rate/volume analysis table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Bank's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.


					       SFS BANCORP, INC. AND SUBSIDIARY
				 Average Balance Data, Interest Rates and Interest Differential
					      (Dollars in Thousands) (Unaudited)

						      THREE MONTHS ENDED JUNE  30,
							  1996                                     1995

				       AVERAGE          INTEREST                    AVERAGE          INTEREST
				       OUTSTANDING      EARNED/          YIELD/     OUTSTANDING      EARNED            YIELD/
				       BALANCE          PAID             RATE       BALANCE           PAID              RATE
Interest-earning assets:
    Loans receivable, net <F1>         $108,319         $2,131           7.91%      $ 95,355          $1,881           7.91%
    Mortgage-backed securities           22,891            356           6.25         22,120             347           6.29
    Securities available for sale         7,660            112           5.88          7,921             124           6.28
    Debt securities                      16,492            261           6.37         15,528             227           5.86
    Other interest-earning asset
      including cash equivalents          5,164             68           5.30         11,239             169           6.03
    FHLB stock                            1,216             19           6.28          1,117              22           7.90
Total interest-earning assets           161,742          2,947           7.33        153,280           2,770           7.25

    Savings accounts                     39,468            296           3.02         45,393             339           3.00
    Money market accounts                 5,004             38           3.05          4,873              34           2.80
    Demand and NOW accounts <F2>          9,871             35           1.43          8,949              33           1.48
    Certificate accounts                 85,008          1,151           5.45         83,991           1,168           5.58
    Escrow                                1,207              7           2.33          1,282               7           2.19
Total interest-bearing liabilities      140,558          1,527           4.37        144,488           1,581           4.39

Net interest income                                     $1,420                                        $1,189

Net interest rate spread                                                 2.96%                                         2.86%

Net earning assets                     $ 21,184                                     $  8,792

Net yield on average                                                     3.53%                                         3.11%

Average interest-earning
	 assets to average
	 interest-bearing liabilities                     1.15                          1.06


<F1> Calculated net of deferred loan fees.

<F2> Includes noninterest-bearing demand accounts.



					       SFS BANCORP, INC. AND SUBSIDIARY
				 Average Balance Data, Interest Rates and Interest Differential
					      (Dollars in Thousands) (Unaudited)

								      SIX MONTHS ENDED JUNE 30,
							  1996                                     1995

				       AVERAGE           INTEREST                    AVERAGE          INTEREST
				       OUTSTANDING       EARNED/          YIELD/     OUTSTANDING      EARNED            YIELD/
				       BALANCE           PAID             RATE       BALANCE          PAID              RATE
Interest-earning assets:
    Loans receivable, net <F1>         $105,831          $4,224          8.03%      $ 95,226          $3,742           7.92%
    Mortgage-backed securities           23,496             742          6.35         21,891             682           6.28
    Securities available for sale         7,819             231          5.94          7,871             241           6.17
    Debt securities                      17,570             552          6.32         15,728             456           5.85
    Other interest-earning assets
      including cash equivalents          5,974             157          5.28          9,126             268           5.92
    FHLB stock                            1,191              38          6.42          1,119              45           8.11
Total interest-earning assets           161,881           5,944          7.38        150,961           5,434           7.26

Interest-bearing liabilities:
    Savings accounts                     39,816             598          3.02         46,747             696           3.00
    Money market accounts                 4,681              68          2.92          5,075              66           2.62
    Demand and NOW accounts <F2>          9,552              69          1.45          8,896              66           1.50
    Certificate accounts                 84,881           2,346          5.56         80,443           2,160           5.41
    Escrow                                1,099              12          2.20          1,128              13           2.32
Total interest-bearing liabilities      140,029           3,093          4.44        142,289           3,001           4.25

Net interest income                                      $2,851                                       $2,433

Net interest rate spread                                                 2.94%                                         3.01%

Net earning assets                     $ 21,852                                     $  8,672

Net yield on average
	 interest-earning assets                                         3.54%                                         3.25%

Average interest-earning
	 assets to average
	 interest-bearing liabilities      1.16                                         1.06


<F1> Calculated net of deferred loan fees.

<F2> Includes noninterest-bearing demand accounts.



					   SFS BANCORP, INC. AND SUBSIDIARY
						 RATE VOLUME ANALYSIS
					     (In Thousands) (Unaudited)


					   THREE MONTHS ENDED JUNE 30, 1996
						     COMPARED WITH
					   THREE MONTHS ENDED JUNE 30, 1995

									INCREASE   (DECREASE)
									       DUE TO
								    VOLUME          RATE        NET
Interest-earning assets:
  Loans receivable, net                                             $250            0            250
  Mortgage-backed securities                                          11           (2)             9
  Securities-available for sale                                       (4)          (8)           (12)
  Securities-held for investment                                      14           20             34
  Other interest-bearing assets                                      (82)         (19)          (101)
  FHLB stock                                                           2           (5)            (3)
Total interest-earning assets                                       $191          (14)           177

Interest-bearing liabilities:
  Savings deposits                                                  $(45)           2            (43)
  Money market accounts                                                1            3              4
  Demand and NOW deposits                                              3           (1)             2
  Certificate accounts                                                13          (30)           (17)
  Escrow                                                               0            0              0
Total interest-bearing liabilities                                  $(28)         (26)           (54)

Change in net interest income                                                                   $231



					   SIX MONTHS ENDED JUNE 30, 1996
						    COMPARED WITH
					   SIX MONTHS ENDED JUNE 30, 1995

									INCREASE   (DECREASE)
									       DUE TO
								   VOLUME          RATE          NET
Interest-earning assets:
  Loans receivable, net                                            $ 432           50             482
  Mortgage-backed securities                                          52            8              60
  Securities-available for sale                                       (1)          (9)            (10)
  Securities-held for investment                                      57           39              96
  Other interest-bearing assets                                      (85)         (26)           (111)
  FHLB stock                                                           1           (8)             (7)
Total interest-earning assets                                      $ 456           54             510

Interest-bearing liabilities:
  Savings deposits                                                 $(102)           4             (98)
  Money market accounts                                               (2)           4               2
  Demand and NOW deposits                                              4           (1)              3
  Certificate accounts                                               126           60             186
  Escrow                                                               0           (1)             (1)
Total interest-bearing liabilities                                 $  26           66              92

Change in net interest income                                                                    $418


COMPARISONS OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1996

Net Income and Interest Analysis

Three months ended June 30, 1996 compared with 1995

Net income for the quarter ended June 30, 1996, was $293,000 or $.23 per share, an increase of $115,000 (64.6%) from the comparable quarter of the prior year. The increase in net income was attributable to increases in net interest income and noninterest income and a decrease in the provision for loan losses partially offset by increases in noninterest expense and income tax expense. The annualized return on average assets ("ROA") for the current quarter amounted to .72% compared with .45% for the comparable quarter a year ago. The annualized return on average equity ("ROE") was 5.19% (on average equity of $22.7 million) compared with 6.85% (on average equity of $10.4 million) a year earlier.

Interest income for the three months ended June 30, 1996, totaled $2.9 million, an increase of $177,000 (6.4%) from 1995's second quarter, as average interest-earning assets increased by $8.4 million (5.5%) to $161.7 million and average rates earned increased by 8 basis points (1.1%) to 7.33%. The most significant factor contributing to the increased level of interest income was the increase in earnings on loans which increased $250,000
(13.3%) as a result of a $12.9 million (13.5%) increase in the average balance invested. Interest earned on investment securities increased $34,000
(15.0%) as a result of an increase in average rates earned of 51 basis points (8.7%). Earnings on other interest earning assets, essentially federal funds sold, decreased $101,000 (59.8%) as a result of the combined effect of a $6.0 million (53.6%) decrease in the average balance invested and a 73 basis point (12.1%) decrease in average rates earned.

Interest expense for the quarter ended June 30, 1996, amounted to $1.5 million, $54,000 (3.4%) less than the year ago quarter as a result of a $3.9 million (2.7%) decrease in average interest bearing liabilities to $140.6 million combined with a 2 basis point (0.5%) decrease in average rates paid to 4.37%. The mix within the deposit structure changed as the average balance of certificate accounts grew $1.0 million (1.2%), while savings accounts declined $5.9 million (13.0%). The decrease in average rates paid on certificate accounts of 13 basis points (2.3%) to 5.45% was a reflection of the general interest rate and competitive environment that prevailed during the second quarter of 1996 compared with 1995.

Net interest income for the three months ended June 30, 1996 totaled $1.4 million, $231,000 (19.4%) greater than the comparable quarter a year ago. The interest rate spread increased 10 basis points to 2.96% for the quarter ended June 30, 1996; the net interest margin for the most recent quarter of 3.53% was 42 basis points greater than the comparable quarter a year ago.

Six months ended June 30, 1996, compared with 1995

Net income for the six months ended June 30, 1996, increased by $286,000 (96.3%) and totaled $583,000 compared with $297,000 realized in the first half of 1995. Earnings per share for the six months ended June 30, 1996 was $.44 per share. The increase in net income was attributable to increases in net interest income and noninterest income and a reduction in the provision for loan losses partially offset by increases in noninterest expense and income tax expense. Return on average assets ("ROA") for the first six months of 1996 amounted to .71% compared with .39% for the comparable period a year ago. Return on average equity ("ROE") was 5.04% (on average equity of $23.3 million) compared with 5.94% (on average equity of $10.0 million) a year earlier.

Interest income for the six months ended June 30, 1996, totaled $5.9 million, an increase of $510,000 (9.4%) from 1995's first half. This increase was a result of an increase in average interest-earning assets of $10.9 million (7.2%) to $161.9 million and an increase in the average rate earned of 12 basis points (1.7%) to 7.38%. The largest factor contributing to the increase in interest income was the increase in earnings on loans which increased $482,000 (12.9%) as a result of a $10.6 million (11.1%) increase in the average balance invested combined with an 11 basis point (1.4%) increase in average rates earned. Interest earned on investment securities increased $96,000 (21.1%) as a result of an increase in average rates earned of 47 basis points (8.0%). Earnings on other interest earning assets, essentially federal funds sold, decreased $111,000 (41.4%) as a result of the combined effect of a $3.1 million (34.1%) decrease in the average balance invested and a 64 basis point (10.8%) reduction in average rates earned.

Interest expense for the six months ended June 30, 1996, amounted to $3.1 million, $92,000 (3.1%) greater than the year ago period. This increase was largely a result of a 19 basis point (4.5%) increase in average rates paid to 4.44%. The mix within the deposit structure changed as the average balance of certificate account balances grew $4.5 million (5.6%) while savings and money market accounts declined $6.9 million (14.8%) and $394,000 (7.8%), respectively. The increase in average rates paid was a reflection of the change in deposit mix.

Net interest income for the six months ended June 30, 1996 increased by $418,000 (17.2%) and totaled $2.8 million compared with $2.4 million a year ago. The interest rate spread decreased 7 basis points to 2.94% for the six months ended June 30, 1996. The net interest margin increased 29 basis points to 3.54% compared with 3.25% for the same period last year.

Provision for Loan Losses

The provision for loan losses amounted to $30,000 and $80,000 for the quarters ended June 30, 1996 and June 30, 1995, respectively. For the six months ended June 30, 1996, the provision for loan losses decreased $100,000 (62.5%) to $60,000 compared with the corresponding period a year ago. The Bank utilizes the provision for loan losses to maintain an allowance for loan losses that it deems appropriate to provide for known and inherent risks in its loan portfolio. In determining the adequacy of its allowance for loan losses, management takes into account the current status of the Bank's loan portfolio and changes in appraised values of collateral as well as general economic conditions. As of June 30, 1996, the Bank's allowance for loan losses totaled $626,000 (.56% of loans and 63.7% of nonperforming loans) compared with $572,000 (.56% of loans and 68.2% of nonperforming loans) at December 31, 1995.

Noninterest Income

Noninterest income increased to $73,000 for the three months ended June 30, 1996, compared with $65,000 for the corresponding period in the previous year. Noninterest income increased for the six month period ended June 30, 1996 to $164,000 compared with $139,000 for the corresponding period in the previous year. Increases in the three month and six month periods ended June 30, 1996 compared with 1995 were the result of increases in other loan charges and other noninterest income relating to income on other real estate and gain on the disposition of fixed assets partially offset by loss on the sale of securities.

Noninterest Expense

Noninterest expense increased $170,000 (17.9%) to $1.1 million for the three months ended June  30, 1996, as compared with $949,000  for the same period in 1995. Compensation and employee benefits, the largest component of noninterest expense, increased $97,000 (17.7%) between the respective quarters. This increase was a result of annual merit increases, and increased employee benefits as a result of the establishment of the Recognition and Retention Plan. Advertising and business promotion, office occupancy and equipment expense, federal deposit insurance premiums, other insurance premium and data processing fees remained relatively the same for the quarters ended June 30, 1996 and June 30, 1995. Mortgage servicing fees decreased $8,000 (44.4%) for the quarter ended June 30, 1996, compared with the previous year quarter as the balance of loans being serviced for the Bank declined. Professional service fees increased $41,000 (128.1%) for the quarter ended June 30, 1996 compared with the June 30,
1995 quarter as a result of additional legal, accounting and other fees related to being a publicly traded company. Other noninterest expense increased $24,000 (40.0%) during the second quarter of 1996 compared with the same quarter a year ago. This increase resulted from increases in real estate owned expense, stationery and printing expense and home equity
origination expense.   The ratios of noninterest expense to average assets
were 2.71% and 2.43% on an annualized basis for the three months ended
June  30, 1996 and 1995, respectively.

Noninterest expense increased $259,000 (13.4%) to $2.2 million for the six months ended June 30, 1996, as compared with $1.9 million for the same period in 1995. Compensation and employee benefits, the largest component of noninterest expense, increased $141,000 (12.6%). This increase was a result of annual merit increases and the establishment of the Recognition and Retention Plan, as noted previously. Advertising and business promotion, office occupancy and equipment expense, federal deposit insurance premiums, other insurance premiums and data processing fees remained relatively the same for the six month period ended June 30, 1996 and June 30, 1995. Mortgage servicing fees decreased $16,000 (43.2%) between the 1995 and 1996 periods as serviced loan balances continued to decline. Professional service fees increased $72,000 (105.9%) for the six months ended June 30, 1996 as compared to the same period in 1995 as a result of additional legal, accounting and other fees related to being a publicly traded company. Other noninterest expense increased $39,000 (33.6%) during the first half of 1996 compared with the same period a year ago. This increase resulted from increases in real estate owned expense, stationery and printing expense and home equity origination expense. The ratios of noninterest expense to average assets were 2.66% and 2.52% on an annualized basis for the six months ended June 30, 1996 and 1995, respectively.

Income Tax Expense

Income tax expense totaled $51,000 for the three months ended June 30, 1996, an increase of $4,000 (8.5%) over the three months ended June 30, 1995. The effective tax rate for the three months ended June 30, 1996 was 14.8% and reflects a reduction in the deferred tax asset valuation reserve reducing the tax effect on net income. The effective tax rate for the three months ended June 30, 1995 was 20.9% and reflects the net charges to the allowance for loan losses taken during the quarter.

Income tax expense totaled $176,000 for the six months ended June 30, 1996, a decrease of $2,000 (1.1%) over the six months ended June 30, 1995. The effective tax rate for the six months ended June 30, 1996 was 23.2% compared with 37.5% for the corresponding period in 1995. The reduction in the effective tax rate resulted from a reduction in the deferred tax asset valuation reserve reducing the tax effect on net income.

Impact of New Accounting Standards

In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights" (SFAS No. 122), which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." SFAS No. 122 requires that entities recognize as separate assets, the rights to service mortgage loans for others, regardless of how those servicing rights are acquired. Additionally, SFAS No. 122 requires that the capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights, and that impairment, if any, be recognized through a valuation allowance. Based on the current volume of mortgage loans sold on a servicing retained basis, management anticipates the adoption of SFAS No. 122 will not have a significant effect on the Company's consolidated financial position and results of operations.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-
Based Compensation," which establishes a fair value based method of accounting for employee stock options or similar equity instruments such as the Holding Company's Stock Option Plan. Under SFAS No. 123, entities can recognize stock-based compensation expense in the basic financial statements using either (i) the intrinsic value based approach set forth in Accounting Principles Board ("APB") Opinion No. 25 or (ii) the fair value based method introduced in SFAS No. 123. Entities electing to remain with the accounting in APB Opinion 25, must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. Under APB Opinion No. 25, compensation expense is determined based upon the option's intrinsic value, or the excess (if any) of the market price of the underlying stock at the measurement date over the amount the employee is required to pay.
Under the fair value based method introduced by SFAS No. 123, compensation expense is based on the option's estimated fair value at the grant date and is generally recognized over the vesting period. Management has not determined which method the Bank and the Holding Company will use to measure stock-based compensation.

Regulatory Developments

The deposits of savings associations such as Schenectady Federal Savings Bank, are presently insured by the Savings Association Insurance Fund ("SAIF"), which, along with the Bank Insurance Fund ("BIF"), comprise the two insurance funds administered by the Federal Deposit Insurance Corporation ("FDIC"). Financial institutions which are members of the BIF have an insurance premium schedule which ranges from .04% to .31% of insured deposits (as compared to the current range of .23% to .31% of SAIF insured deposits). In addition, in November 1995, the FDIC further revised the schedule to provide a range of 0% to .27% (with a minimum annual premium of $2,000), effective January 1996. The majority of BIF-insured members will be subject to the minimum $2,000 annual premium. As a result, BIF members will generally pay significantly lower premiums than SAIF members.

Proposed legislation currently under consideration by the Congress would require a merger of the BIF and SAIF on January 1, 1998. The legislation being considered provides for a special assessment of .80% to .90% of SAIF insured deposits held as of March 31, 1995 including those held by commercial banks. If the assessment is made at .90%, the effect on the Bank would be a pretax charge of approximately $1.3 million, which must be expensed in the period in which the related budgetary legislation is enacted. Should this occur, the Bank would remain a well capitalized institution. No assurance can be given, however, as to whether the proposed recapitalization plan will be implemented or as to the nature or extent of any competitive disadvantage which may be experienced by SAIF member institutions. Accordingly, this special assessment would significantly increase noninterest expense and adversely affect the Bank's results ofoperations, in the period the legislation is enacted. Conversely, depending upon the Bank's capital level and supervisory rating, and assuming, although there can be no assurance, that the premium levels for BIF and SAIF members are again equalized, deposit premiums could decrease significantly to as low as $2,000 for future periods.

The proposed legislation includes the abolition of the percentage bad debt deduction for federal income tax purposes and will require the recapture of cumulative bad debt deductions in excess of the greater of the pre-1988 bad debt reserves or the reserve balance permitted under the experience method. The Bank had no excess bad debt deduction over pre-1988 tax bad debt reserves at December 31, 1995.

Under the proposed legislation all federal thrift institutions, such as Schenectady Federal, must either convert to a national bank or state chartered depository institution by January 1, 1998. In addition, the Holding Company would no longer be regulated as a thrift holding company, but rather as a bank holding company, and thus would be restricted to activities that are related to the business of banking. The OTS also would be abolished and its functions transferred among the other federal banking regulators.
The final form of the proposed legislation remains to be resolved and therefore no assurance can be given as to whether or in what form the proposed legislation will be enacted or its effect on the Holding Company and the Bank.

			SFS BANCORP, INC. AND SUBSIDIARY
				  FORM 10-QSB
				 JUNE 30, 1996

			  PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
	   The Holding Company and the Bank are not engaged in any legal proceedings of a material nature at the present time.

Item 2.    Changes in Securities
	   None

Item 3.    Default upon Senior Securities
	   None

Item 4.    Submission of Matters to a Vote of Security Holders
	   (a)   On April 17, 1996, the Company held its Annual Meeting of
		 Stockholders.
	   (b) At the meeting, George J. Finster was elected for a term to expire in 1999.
	   (c)   Stockholders voted on the following matters:

		 (i)    The election of the following director
			of the Company:
								     Broker
	   Votes:                  For               Withheld      Non-Votes
      George J. Finster         1,266,762             12,319           --

		 (ii) The ratification of the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending December 31, 1996
								    Broker
	 Votes:            For           Against      Abstain      Non-Votes
			1,272,128         3,739        3,214          --

Item 5.    Other Information
	   None

Item 6.    Exhibits and Reports on Form 8-K

	   (a) Exhibits
	       None

	   (b) Reports on Form 8-K
	       During the quarter ended June 30, 1996, the Company filed a report on Form 8-K on June 21, 1996 issuing a press release, dated June 21, 1996 announcing the Company's stock repurchase program.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


					SFS BANCORP, INC.
					(Registrant)

DATE:  August  5, 1996              BY: /s/ Joseph H. Giaquinto
					Joseph H. Giaquinto
					Chairman of the Board,
					President and Chief Executive Officer
					(Duly Authorized Officer)


DATE:  August  5, 1996              BY: /s/ Richard A. Ahl
					Richard A. Ahl
					Executive Vice President and
					Chief Financial Officer
					(Principal Financial Officer)