Form 10-Q
period 1996-09-30
SFS BANCORP INC
filed 1996-11-14
CIK 942135

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                               FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


  For the Quarter ended September 30, 1996    Commission File No. 0-25994


                             SFS BANCORP, INC.
           (Exact name of registrant as specified in its charter)



         DELAWARE                                     22-3366295
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
incorporation or organization)


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
Yes  [ X ]   No  [  ]

Indicate the number of shares of outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                              Number of shares outstanding
           Class of Common Stock                as of October  31, 1996

           Common Stock, Par $.01                     1,278,472


Transitional Small Business Disclosure Format (Check One):  Yes [ ]  No [ X ]


                     SFS BANCORP, INC. AND SUBSIDIARY

                               FORM 10-QSB

                            SEPTEMBER 30, 1996


INDEX

Part I  FINANCIAL INFORMATION                                          Page

Item 1. Financial Statements............................................. 1

        Consolidated Statements of Income for the Three
        months ended September 30, 1996 and 1995, (Unaudited)............ 2

        Consolidated Statements of Income for the Nine
        months ended September 30, 1996 and 1995, (Unaudited)............ 3

        Consolidated Statements of Financial Condition as
        of September 30, 1996, (Unaudited) and December 31, 1995......... 4

        Consolidated Statements of Changes in Stockholders' Equity for the Nine months ended September 30, 1996 and 1995, (Unaudited)... 5

        Consolidated Statements of Cash Flows for the Nine
        months ended September 30, 1996 and 1995 (Unaudited)............. 6

        Notes to unaudited consolidated interim financial statements..... 7

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of Operations................. 8


Part II OTHER INFORMATION

Item 1. Legal Proceedings............................................... 20

Item 2. Changes in Securities........................................... 20

Item 3. Defaults Upon Senior Securities................................. 20

Item 4. Submission of Matters to a Vote of Security Holders............. 20

Item 5. Other Information............................................... 20

Item 6. Exhibits and Reports on Form 8-K................................ 20

Signatures.............................................................. 21


                     SFS BANCORP, INC. AND SUBSIDIARY

                               FORM 10-QSB

                            SEPTEMBER 30, 1996



___________________________________________________________________________


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

                                               SFS BANCORP, INC. AND SUBSIDIARY
                                               Consolidated Statements of Income
                                             (In Thousands, Except Per Share Data)

                                                                                                               THREE MONTHS ENDED
                                                                                                                 SEPTEMBER  30,
                                                                                                                 1996      1995
                                                                                                                   (Unaudited)

Interest income:
      Real estate loans                                                                                       $    2,233      2,003
      Other loans                                                                                                     12         10
      Mortgage-backed securities                                                                                     345        384
      Debt securities                                                                                                255        282
      Federal funds sold and cash deposits                                                                            67        235
      Securities available for sale                                                                                   47        128
      Stock in Federal Home Loan Bank                                                                                 20         22
         Total interest income                                                                                     2,979      3,064

Interest expense:
      Deposits                                                                                                     1,546      1,623
         Net interest income                                                                                       1,433      1,441

Provision for loan losses                                                                                             30        180
         Net interest income after provision for loan losses                                                       1,403      1,261

Noninterest income:
      Gain on sale of securities                                                                                      44         --
      Service fee income                                                                                               5          5
      Other loan charges                                                                                              35         38
      Bank fees and service charges                                                                                   35         31
      Other                                                                                                           27         12
         Total noninterest income                                                                                    146         86

Noninterest expense:
      Compensation and employee benefits                                                                             634        596
      Advertising and business promotion                                                                              28         14
      Office occupancy and equipment expense                                                                         124        130
      Federal deposit insurance premiums                                                                           1,010         81
      Other insurance premiums                                                                                        28         20
      Mortgage servicing fees                                                                                         10         13
      Data processing fees                                                                                            41         39
      Professional service fees                                                                                       49         46
      Other                                                                                                           63        102
         Total noninterest expense                                                                                 1,987      1,041
         Income (loss) before taxes                                                                                 (438)       306

Income tax expense (benefit)                                                                                        (313)        28
         Net income (loss)                                                                                    $     (125)       278

Earnings (loss) per share                                                                                     $     (.10)       .20

See accompanying notes to unaudited consolidated interim financial statements.


                                               SFS BANCORP, INC. AND SUBSIDIARY
                                               Consolidated Statements of Income
                                             (In Thousands, Except Per Share Data)
                                                                                                                NINE MONTHS ENDED
                                                                                                                  SEPTEMBER  30,
                                                                                                                 1996      1995
                                                                                                                   (Unaudited)

Interest income:
      Real estate loans                                                                                       $    6,436      5,727
      Other loans                                                                                                     34         29
      Mortgage-backed securities                                                                                   1,087      1,066
      Debt securities                                                                                                806        739
      Federal funds sold and cash deposits                                                                           224        502
      Securities available for sale                                                                                  278        368
      Stock in Federal Home Loan Bank                                                                                 58         67
         Total interest income                                                                                     8,923      8,498

Interest expense:
      Deposits                                                                                                     4,639      4,624
         Net interest income                                                                                       4,284      3,874

Provision for loan losses                                                                                             90        340
         Net interest income after provision for loan losses                                                       4,194      3,534

Noninterest income:
      Gain on sale of securities                                                                                       8         --
      Service fee income                                                                                              14         16
      Other loan charges                                                                                             120         73
      Bank fees and service charges                                                                                  101        112
      Other                                                                                                           67         24
         Total noninterest income                                                                                    310        225

Noninterest expense:
      Compensation and employee benefits                                                                           1,893      1,715
      Advertising and business promotion                                                                              87         69
      Office occupancy and equipment expense                                                                         388        394
      Federal deposit insurance premiums                                                                           1,172        241
      Other insurance premiums                                                                                        73         61
      Mortgage servicing fees                                                                                         31         49
      Data processing fees                                                                                           124        117
      Other real estate writedown                                                                                      7         --
      Professional service fees                                                                                      189        114
      Other                                                                                                          219        230
         Total noninterest expense                                                                                 4,183      2,990
         Income before taxes                                                                                         321        769

Income tax expense (benefit)                                                                                        (136)       194
             Net income                                                                                       $      457        575

Earnings per share                                                                                            $      .36        .20

See accompanying notes to unaudited consolidated interim financial statements.


                                               SFS BANCORP, INC. AND SUBSIDIARY
                                         Consolidated Statements of Financial Condition
                                                    (Dollars in Thousands)
                                                                                                    September 30,   December 31,
                                                                                                         1996           1995
Assets                                                                                               (Unaudited)
Cash and due from banks                                                                             $       1,520          1,353
Federal funds sold                                                                                          3,300          9,100
         Total cash and cash equivalents                                                                    4,820         10,453

Securities available for sale, at fair value                                                                1,986          7,976
Investment securities:
   Debt securities (approximate fair value of $15,710
        at September 30, 1996 and $18,712 at December 31, 1995)                                            15,876         18,658
   Mortgage-backed securities (approximate fair value of
        $20,867 at September 30, 1996 and $24,645 at December 31, 1995)                                    21,222         24,418
Investment required by law, stock in Federal Home Loan Bank of NY, at cost                                  1,216          1,117
Loans receivable, net                                                                                     117,200        100,921
Accrued interest receivable                                                                                 1,003          1,161
Premises and equipment, net                                                                                 1,828          1,414
Real estate owned                                                                                              88            200
Prepaid expenses and other asset                                                                              791            211
         Total Assets                                                                               $     166,030        166,529

Liabilities and Stockholders' Equity
Liabilities:
   Due to depositors:
      Demand deposits                                                                               $      11,525          9,990
      Savings accounts                                                                                     43,510         44,982
      Time deposit accounts                                                                                86,831         84,699
         Total Deposits                                                                                   141,866        139,671

   Advance payments by borrowers for property taxes and insurance                                             676          1,402
   Accrued expenses and other liabilities                                                                   2,314          1,195
         Total Liabilities                                                                                144,856        142,268

Stockholders' Equity:
   Preferred stock, $.01 par value.  Authorized 500,000 shares; none issued                                    --             --
   Common stock, $.01 par value. Authorized 2,500,000 shares; 1,495,000 shares issued; 1,278,472 shares outstanding at September 30, 1996 and
   1,495,000 shares at December 31, 1995                                                                       15             15
Additional paid-in capital                                                                                 14,221         14,221
Retained earnings, substantially restricted                                                                11,390         11,013
Common stock acquired by :
   Employee stock ownership plan (ESOP) (107,640 shares)                                                   (1,076)        (1,076)
   Recognition and retention plan (RRP) (53,222 shares)                                                      (672)            --
Treasury stock, at cost (216,528 shares at  September 30, 1996 and none at
   December 31, 1995)                                                                                      (2,746)            --
Net unrealized gain on securities available for sale                                                           42             88
   Total Stockholders' Equity                                                                              21,174         24,261
   Total Liabilities and Stockholders' Equity                                                       $     166,030        166,529

See accompanying notes to unaudited consolidated interim financial statements.


                                               SFS BANCORP, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                  (In Thousands) (Unaudited)
                                                                         NET
                                                                      UNREALIZED
                                                                      GAIN (LOSS)   COMMON      COMMON
                                               ADDITIONAL            ON SECURITIES  STOCK       STOCK
                                    COMMON      PAID IN    RETAINED    AVAILABLE   ACQUIRED    ACQUIRED    TREASURY
                                    STOCK       CAPITAL    EARNINGS    FOR SALE    BY ESOP      BY RRP      STOCK      TOTAL
Nine Months Ended
September 30, 1996

Balance at December 31, 1995     $       15      14,221      11,013          88      (1,076)         --          --      24,261

Net income                               --          --         457          --          --          --          --         457

Net unrealized loss on securities
   available for sale                    --          --          --         (46)         --          --          --         (46)

RRP shares issued                        --          --          --          --          --        (672)        672          --

Cash dividends  declared                 --          --         (80)         --          --          --          --         (80)

Purchase of Treasury shares              --          --          --          --          --          --      (3,418)     (3,418)

Balance at September 30, 1996    $       15      14,221      11,390          42      (1,076)       (672)     (2,746)     21,174

Nine Months Ended
September 30, 1995

Balance at December 31, 1994     $       --          --      10,158        (112)         --          --          --      10,046

Net income                               --          --         575          --          --          --          --         575

Net  unrealized gain on securities
   available for sale                    --          --          --         168          --          --          --         168

Common Stock Issued                      15      14,185          --          --          --          --          --      14,200

Purchase of  ESOP                        --          --          --          --      (1,196)         --          --      (1,196)

Balance at September 30, 1995    $       15      14,185      10,733          56      (1,196)         --          --      23,793

See accompanying notes to unaudited consolidated interim financial statements.


                                               SFS BANCORP, INC. AND SUBSIDIARY
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (In Thousands)
                                                                                                         Nine Months Ended
                                                                                                            September 30,
                                                                                                         1996           1995
Increase (decrease) in cash and cash equivalents:                                                            (Unaudited)
   Reconciliation of net income to net cash provided
     by operating activities:
     Net income                                                                                    $      457             575
     Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation and amortization                                                                    103             107
         Net accretion on investment securities                                                           (10)            (21)
         Provision for loan losses                                                                         90             340
         Writedown of real estate owned                                                                     7              --
         Gain on disposition of fixed assets                                                              (11)             --
         Proceeds from disposition of fixed assets                                                         19              --
         Gain on sale of available for sale securities                                                     (8)             --
         Decrease (increase) in accrued interest receivable                                               158             (10)
         Increase in prepaid expense and other assets                                                    (580)           (203)
         Increase (decrease) in accrued expense and other liabilities                                   1,119             (92)
           Total adjustments                                                                              887             121
           Net cash provided by operating activities                                                    1,344             696
Cash flows from investing activities:
   Proceeds from maturity/paydown of investment securities                                              8,792           3,200
   Proceeds from sale of Federal Home Loan Bank Stock                                                      --               6
   Purchase of investment securities                                                                   (6,000)         (6,995)
   Purchase of mortgage-backed securities                                                                  --          (5,382)
   Purchase of Federal Home Loan Bank Stock                                                               (99)             --
   Principal repayments on mortgage-backed securities                                                   3,196           2,075
   Net increase in loans receivable                                                                   (11,272)           (959)
   Purchase of loans receivable                                                                        (5,185)         (4,035)
   Capital expenditures, net of disposals                                                                (525)            (74)
   Proceeds from sale of available for sale securities                                                  5,952              --
   Proceeds from the sale of real estate owned                                                            193             279
           Net cash used by investing activities                                                       (4,948)        (11,885)
Cash flows from financing activities:
   Net increase in deposits                                                                             2,195           4,019
   Net decrease in advance payments by borrowers for
     property taxes and insurance                                                                        (726)           (308)
   Net proceeds from common stock issued in stock conversion                                               --          14,200
   Acquisition of  common  stock by ESOP                                                                   --          (1,196)
   Dividends paid                                                                                         (80)             --
   Purchase of Treasury stock                                                                          (3,418)             --
   Net cash (used) provided in financing activities                                                    (2,029)         16,715
   Net (decrease) increase in cash and cash equivalents                                                (5,633)          5,526
   Cash and cash equivalents at beginning of period                                                    10,453           6,468
   Cash and cash equivalents at end of period                                                      $    4,820          11,994
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest paid                                                                                 $    4,622           4,651
     Taxes paid                                                                                           509             470
   Transfer of loans to other real estate owned                                                            88             362
   Net unrealized (loss) gain on securities available for sale                                            (46)            168
See accompanying notes to unaudited consolidated interim financial statements.


                      SFS BANCORP, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 1.  Presentation of Financial Information

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management's discussion and analysis of financial condition and results of operations filed with the 1995 form 10-KSB of SFS Bancorp, Inc. and Subsidiary (the "Company").
In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 1996, are not necessarily indicative of results that may be expected for the entire year ending December 31, 1996.

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

For purposes of calculating earnings per share, the weighted average number of shares outstanding was 1,202,824 for the three months ended September 30, 1996 and 1,276,410 for the nine months ended September 30, 1996.

No earnings per share data was presented for the periods prior to the completion of the Company's initial stock offering.





                     SFS BANCORP, INC. AND SUBSIDIARY

                               FORM 10-QSB

                            SEPTEMBER 30, 1996



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

The Bank operates as a thrift institution with the principal business being the solicitation of deposits from the general public; these deposits, together with funds generated from operations, are invested primarily in single-family, owner occupied adjustable-rate mortgage loans. The Bank is a member of the Federal Home Loan Bank of New York ("FHLB") and is subject to certain regulations of the Board of Governors of the Federal Reserve System with respect to reserves required to be maintained against deposits and certain other matters. The Bank's deposit accounts are insured by the Savings Association Insurance Fund (SAIF), as administered by the Federal Deposit Insurance Corporation (FDIC), up to the maximum amount permitted by law. The Bank is subject to regulation by the Office of Thrift Supervision ("OTS"). The Bank conducts its business through a three branch network located in Schenectady County situated in eastern upstate New York. The Bank's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its loan and mortgage-backed securities portfolios, investment securities and securities available for sale portfolios and other earning assets, and its cost of funds, consisting of the interest paid on its deposits. The Bank's operating results are also impacted by the provision for loan losses, and to a lesser extent, by gains and losses on the sale of its securities available for sale portfolio and other noninterest income. The Bank's operating expenses principally consist of employee compensation and benefits, federal deposit insurance premiums, occupancy expense and other general and administrative expenses. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of the regulatory authorities.



LIQUIDITY AND CAPITAL RESOURCES

The Company's most liquid assets are cash and cash equivalents and available for sale securities. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. Cash and cash equivalents of $10.5 million at December 31, 1995, decreased $5.7 million to $4.8 million at September 30, 1996 primarily as a result of the origination of residential mortgage loans and the purchase of treasury stock. The Company's primary sources of funds are deposits and principal and interest payments on its loan and securities portfolios.
While maturities and scheduled amortization of loans and securities are, in general, a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS Regulations. This requirement, which may vary at the direction of the OTS depending on economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio of liquid assets to deposits and short-term borrowings is currently 5%. The Bank's liquidity ratio at September 30, 1996, was 25.62%.

The Company's cash flows are comprised of three classifications: cash flows from operating activities; cash flows from investing activities; and cash flows from financing activities. Net cash flows provided by operating activities, consisting primarily of interest and dividends received less interest paid on deposits, was $1.3 million and $696,000 for the nine months ended September 30, 1996 and 1995, respectively. Net cash used by investing activities, consisting primarily of disbursements for the origination and purchase of loans and the acquisition of securities partially offset by principal collections on loans and mortgage-backed securities and by proceeds from the sale and maturity of securities, was $4.9 million and $11.9 million for the nine months ended September 30, 1996 and 1995, respectively. Net cash used in financing activities, consisting primarily of the purchase of treasury stock offset by a net increase in deposit accounts, was $2.0 million for the nine months ended September
30, 1996. Net cash provided by financing activities for the nine months ended September 30, 1995 of $16.7 million consisted primarily of net increases in deposit accounts during the period and proceeds received from the sale of stock.

During the nine month period ended September 30, 1996 the Company repurchased 269,750 shares of which 216,528 shares were for treasury and 53,222 shares were for the recognition and retention program. The average price of treasury shares purchased was $12.68 totaling $2.7 million. The average price paid of $12.68 was approximately 76.6% of the Company's book value per share of $16.56 at September 30, 1996. Management believes that the repurchase of shares at less than book value is an appropriate utilization of excess capital. The Office of Thrift Supervision (OTS) restricts the number of shares which may be repurchased during the three year period following conversion. Generally, only 5% of shares outstanding may be repurchased annually during the first three years following conversion. However, the OTS has allowed additional share repurchases of 5% annually based on extenuating facts and circumstances.

At September 30, 1996, the Bank's capital exceeded each of the capital requirements of the OTS. At September 30, 1996, the Bank's tangible and core capital levels were both $17.3 million (10.4% of total adjusted assets) and its risk-based capital level was $17.9 million (20.4% of total risk-weighted assets). The current minimum regulatory capital ratio requirements are 1.5% for tangible capital, 3.0% for core capital and 8.0% for risk-weighted capital.



FINANCIAL CONDITION

Total assets decreased $499,000 (0.3%) to $166.0 million at September 30, 1996 from $166.5 million at December 31, 1995. This decrease occurred as loans receivable, net, grew $16.3 million (16.1%) to $117.2 million at September 30, 1996. Offsetting the increase in loans receivable, net was a decrease in federal funds sold of $5.8 million (63.7%) to $3.3 million, a decrease in investment securities of $6.0 million (13.9%) to $37.1 million and a decrease in securities available for sale of $6.0 million (75.1%) to $2.0 million at September 30, 1996.

At September 30, 1996, total liabilities were $144.9 million representing an increase of $2.6 million (1.8%) from December 31, 1995. Stockholders' equity decreased $3.1 million to $21.2 million at September 30, 1996 as compared to $24.3 million at December 31, 1995 largely as a result of the Companys stock repurchase program. Retained earnings increased by $377,000 primarily as a result of net income of the Company for the nine month period ended September 30, 1996. Treasury stock increased $2.7 million as a result of the Company's repurchase of common stock. Net unrealized gain on securities available for sale decreased $46,000 to $42,000 at September 30, 1996.

Nonperforming assets increased $55,000 (5.3%) totaling $1.1 million at September 30, 1996, compared with $1.0 million at December 31, 1995. The ratio of nonperforming loans to total loans receivable, net was .86% at September 30, 1996, compared with .83% at December 31, 1995. The ratio of nonperforming assets to total assets at September 30, 1996, was .66% compared with .62% at December 31, 1995.

Loan Receivable, Net

A summary of loans receivable, net at September 30, 1996 and December 31, 1995 is as follows:

                                                                                          September 30, 1996    December 31, 1995
Loans secured by real estate:
  Residential:
    Conventional                                                                          $           82,457               64,322
    Home Equity                                                                                       22,966               22,723
    FHA Insured                                                                                        3,679                4,797
    VA Guaranteed                                                                                      2,980                3,100
  Commercial and multi-family                                                                          5,195                6,144
                                                                                                     117,277              101,086
Other loans                                                                                              592                  434
                                                                                                     117,869              101,520
Less:
   Unearned discount and net deferred loan fees                                                           23                   27
   Allowance for loan losses                                                                             646                  572
                                                                                                         669                  599

Loans receivable, net                                                                     $          117,200              100,921







The following table sets forth the information with regard to nonperforming assets.

                                                                                          September 30, 1996    December 31, 1995

Loans on a nonaccrual status                                                              $              925                  798
Loans contractually past due 90 days or
  more and still accruing interest                                                                        81                   41
    Total nonperforming loans                                                                          1,006                  839
Other real estate owned                                                                                   88                  200
    Total nonperforming assets                                                            $            1,094                1,039


The following table sets forth the information with regard to changes in the allowance for loan losses.

                                                                                          For the nine months ended September 30,
                                                                                                  1996                  1995
Balance, beginning of period                                                              $              572                  861
Provision charged to operations                                                                           90                  340
Loans charged off                                                                                        (45)                (660)
Recoveries on loans previously charged off                                                                29                   44

Balance, end of period                                                                    $              646                  585


Average Balance Data, Interest Rates and Interest Differential and Rate/Volume Analysis

The following information regarding average balances and rates earned/paid and the rate/volume analysis is an integral component of the discussion of operating results for the three months and nine months ended September 30, 1996, compared with the corresponding periods of the prior year.

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



                                                SFS BANCORP, INC. AND SUBSIDIARY
                                Average Balance Data, Interest Rates and Interest Differential
                                               (Dollars in Thousands) (Unaudited)
                                                                    THREE MONTHS ENDED SEPTEMBER  30,
                                                            1996                                         1995
                                           AVERAGE        INTEREST                      AVERAGE        INTEREST
                                         OUTSTANDING       EARNED/        YIELD/      OUTSTANDING       EARNED/        YIELD/
                                           BALANCE          PAID           RATE         BALANCE          PAID           RATE
Interest-earning assets:
    Loans receivable, net<F1>          $    114,978    $      2,245           7.77%  $     97,779  $      2,013             8.17%
    Mortgage-backed securities               21,807             345           6.29         24,062           384             6.33
    Securities available for sale             3,105              47           6.02          7,947           128             6.39
    Debt securities                          15,902             255           6.38         18,226           282             6.14
    Other interest-earning asset
      including cash equivalents              5,136              67           5.19         16,043           235             5.81
    FHLB stock                                1,216              20           6.54          1,117            22             7.81
Total interest-earning assets               162,144           2,979           7.31        165,174         3,064             7.36

    Savings accounts                         38,507             292           3.02         41,991           319             3.01
    Money market accounts                     5,641              46           3.24          4,602            32             2.76
    Demand and NOW accounts<F2>              10,489              39           1.48          9,459            35             1.47
    Certificate accounts                     85,918           1,161           5.38         85,402         1,228             5.70
    Escrow                                    1,570               8           2.03          1,689             9             2.11
Total interest-bearing liabilities          142,125           1,546           4.33        143,143         1,623             4.50

Net interest income                                    $      1,433                                $      1,441

Net interest rate spread                                                      2.98%                                         2.86%

Net earning assets                     $     20,019                                  $     22,031

Net yield on average
      interest-earning assets                                                 3.52%                                         3.46%

Average interest-earning
    assets to average
    interest-bearing liabilities               1.14                                          1.15

<F1> Calculated net of deferred loan fees.
<F2> Includes noninterest-bearing demand accounts.


                                              SFS BANCORP, INC. AND SUBSIDIARY
                                Average Balance Data, Interest Rates and Interest Differential
                                             (Dollars in Thousands) (Unaudited)
                                                                     NINE  MONTHS ENDED SEPTEMBER  30,
                                                            1996                                         1995
                                           AVERAGE        INTEREST                      AVERAGE        INTEREST
                                         OUTSTANDING       EARNED/        YIELD/      OUTSTANDING       EARNED/        YIELD/
                                           BALANCE          PAID           RATE         BALANCE          PAID           RATE

Interest-earning assets:
    Loans receivable, net<F1>          $    108,902    $      6,470           7.94%  $     96,110  $      5,756            8.01%
    Mortgage-backed securities               22,929           1,087           6.33         22,623         1,066            6.30
    Securities available for sale             6,236             278           5.95          7,896           368            6.23
    Debt securities                          17,010             806           6.33         16,570           739            5.96
    Other interest-earning assets
      including cash equivalents              5,693             224           5.26         11,453           502            5.86
    FHLB stock                                1,199              58           6.46          1,119            67            8.01
Total interest-earning assets               161,969           8,923           7.36        155,771         8,498            7.29

Interest-bearing liabilities:
    Savings accounts                         39,377             889           3.02         45,144         1,015            3.01
    Money market accounts                     5,004             114           3.04          4,916            98            2.67
    Demand and NOW accounts<F2>               9,866             108           1.46          9,086           101            1.49
    Certificate accounts                     85,229           3,507           5.50         82,114         3,388            5.52
    Escrow                                    1,257              21           2.23          1,317            22            2.23
Total interest-bearing liabilities          140,733           4,639           4.40        142,577         4,624            4.34

Net interest income                                    $      4,284                                $      3,874

Net interest rate spread                                                      2.96%                                        2.95%

Net earning assets                     $     21,236                                  $     13,194

Net yield on average
      interest-earning assets                                                 3.53%                                        3.33%

Average interest-earning
      assets to average
      interest-bearing liabilities             1.15                                          1.09

<F1> Calculated net of deferred loan fees.
<F2>) Includes noninterest-bearing demand accounts.




                                               SFS BANCORP, INC. AND SUBSIDIARY
                                                     RATE VOLUME ANALYSIS
                                                  (In Thousands) (Unaudited)

                                             THREE MONTHS ENDED SEPTEMBER 30, 1996
                                                         COMPARED WITH
                                             THREE MONTHS ENDED SEPTEMBER 30, 1995
                                                                                                        INCREASE   (DECREASE)
                                                                                                           DUE TO
                                                                                                     VOLUME      RATE       NET
Interest-earning assets:
 Loans receivable, net                                                                             $     336       (104)       232
 Mortgage-backed securities                                                                              (37)        (2)       (39)
 Securities-available for sale                                                                           (74)        (7)       (81)
 Debt securities                                                                                         (38)        11        (27)
 Other interest-earning assets                                                                          (145)       (23)      (168)
 FHLB stock                                                                                                2         (4)        (2)
Total interest-earning assets                                                                      $      44       (129)       (85)

Interest-bearing liabilities:
 Savings deposits                                                                                  $     (27)         0        (27)

 Money market accounts                                                                                     8          6         14
 Demand and NOW deposits                                                                                   4          0          4
 Certificate accounts                                                                                      7        (74)       (67)
 Escrow                                                                                                   (1)         0         (1)
Total interest-bearing liabilities                                                                 $      (9)       (68)       (77)

Change in net interest income                                                                                             $     (8)

                                             NINE MONTHS ENDED SEPTEMBER 30, 1996
                                                         COMPARED WITH
                                             NINE MONTHS ENDED SEPTEMBER 30, 1995
                                                                                                        INCREASE   (DECREASE)
                                                                                                           DUE TO
                                                                                                     VOLUME      RATE       NET

Interest-earning assets:
 Loans receivable, net                                                                             $     765        (51)       714
 Mortgage-backed securities                                                                               15          6         21
 Securities-available for sale                                                                           (74)       (16)       (90)
 Debt securities                                                                                          20         47         67
 Other interest-earning assets                                                                          (230)       (48)      (278)
 FHLB stock                                                                                                5        (14)        (9)
Total interest-earning assets                                                                      $     500        (75)       425

Interest-bearing liabilities:
 Savings deposits                                                                                  $    (129)         3       (126)
 Money market accounts                                                                                     2         14         16
 Demand and NOW deposits                                                                                   9         (2)         7
 Certificate accounts                                                                                    131        (12)       119
 Escrow                                                                                                   (1)         0         (1)
Total interest-bearing liabilities                                                                 $      12          3         15

Change in net interest income                                                                                             $    410





COMPARISONS OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER
30, 1996

Three months ended September 30, 1996 compared with 1995

Net loss for the quarter ended September 30, 1996, was $125,000 or $.10 per share, a decrease of $403,000 (145.0%) from the comparable quarter of the prior year. The decrease in net income was attributable to a one-time charge of $930,000 for SAIF premiums partially offset by an increase in net interest income after provision for loan losses and noninterest income. See "Regulatory Developments".

Interest income for the three months ended September 30, 1996, totaled
$3.0 million, a decrease of $85,000 (2.8%) from 1995's third quarter, as average interest-earning assets decreased by $3.0 million (1.8%) to $162.1 million and average rates earned decreased by 5 basis points (0.7%) to 7.31%. The most significant factor contributing to the decreased level of interest income was the decrease in earnings on other interest earning assets, essentially federal funds sold, which decreased $168,000 (71.5%) as a result of a $10.9 million (68.0%) decrease in the average balance invested.
Interest earned on loans increased $232,000 (11.5%) as a result of the combined effect of a $17.2 million (17.6%) increase in the average loan balance offset by a 40 basis point (4.9%) decrease in average rates earned. Earnings on debt securities decreased $27,000 (9.6%) as a result of an increase in average rates earned of 24 basis points (3.9%) offset by a decrease in average invested balances of $2.3 million (12.8%).

Interest expense for the quarter ended September 30, 1996, amounted to $1.5 million, $77,000 (4.7%) less than the year ago quarter. The decrease occurred as a result of a $1.0 million (0.7%) decrease in average interest bearing liabilities to $142.1 million combined with a 17 basis point (3.8%) decrease in average rates paid to 4.33%. The mix within the deposit structure changed as the average balance of certificate accounts grew $516,000 (0.6%), while savings accounts declined $3.5 million (8.3%). The decrease in average rates paid on certificate accounts of 32 basis points (5.6%) to 5.38% was a reflection of general interest rates and a competitive environment that prevailed during the third quarter of 1996 compared with 1995.

Net interest income for the three months ended September 30, 1996 totaled $1.4 million, $8,000 (0.6%) less than the comparable quarter a year ago. The interest rate spread increased 12 basis points to 2.98% for the quarter ended September 30, 1996; the net interest margin for the most recent quarter of 3.52% was 6 basis points greater than the comparable quarter a year ago.

Provision for Loan Losses

The provision for loan losses amounted to $30,000 and $180,000 for the quarters ended September 30, 1996 and September 30, 1995, respectively.
The Bank utilizes the provision for loan losses to maintain an allowance for loan losses that it deems appropriate to provide for known and inherent risks in its loan portfolio. In determining the adequacy of its allowance for loan losses, management takes into account the current status of the Bank's loan portfolio and changes in appraised values of collateral as well as general economic conditions. As of September 30, 1996, the Bank's allowance for loan losses totaled $646,000 (.55% of loans and 64.2% of nonperforming loans) compared with $572,000 (.57% of loans and 68.2% of nonperforming loans) at December 31, 1995.





Noninterest Income

Noninterest income increased to $146,000 for the three months ended September 30, 1996, compared with $86,000 for the corresponding period in the previous year. Increases in the three month period ended September 30, 1996 compared with 1995 were primarily the result of gains taken on the sale of available for sale securities.

Noninterest Expense

Noninterest expense increased $946,000 (90.9%) to $2.0 million for the three months ended September 30, 1996, as compared with $1.0 million for the same period in 1995. FDIC premiums increased $929,000 to $1.0 million as a result of the one time charge for SAIF premiums. Compensation and employee benefits increased $38,000 (6.4%) between the respective quarters. This increase was a result of annual merit increases, and increased employee benefits as a result of the establishment of the Recognition and Retention Plan. Office occupancy and equipment expense, other insurance premium, mortgage servicing fees, data processing fees, and professional service fees remained relatively the same for the quarters ended September 30, 1996 and September 30, 1995. Advertising and business promotion increased $14,000 (100.0%) to $28,000 resulting primarily from increased advertising in lending products. Other noninterest expense decreased $39,000 (38.2%) during the third quarter of 1996 compared with the same quarter a year ago. This decrease resulted from decreases in real estate owned expense, postage expense and home equity origination expense.

COMPARISONS OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER
30, 1996

Nine months ended September 30, 1996, compared with 1995

Net income for the nine months ended September 30, 1996, decreased by $118,000 (20.5%) and totaled $457,000 compared with $575,000 realized in the first three quarters of 1995. Earnings per share for the nine months ended September 30, 1996 was $.36 per share. The decrease in net income was attributable to increases in noninterest expense partially offset by increases net interest income and noninterest income and a reduction in the
provision for loan losses and income tax expense.   Return on average assets
(ROA) for the first three quarters of 1996 amounted to .37% compared with .48% for the comparable period a year ago. Return on average equity
(ROE) was 2.68% (on average equity of $22.7 million) compared with 5.24%
(on average equity of $14.6 million) a year earlier.

Interest income for the nine months ended September 30, 1996, totaled $8.9 million, an increase of $425,000 (5.0%) from 1995s first three quarters.
This increase was a result of an increase in average interest-earning assets of $6.2 million (4.0%) to $162.0 million and an increase in the average rate earned of 7 basis points (1.0%) to 7.36%. The largest factor contributing to the increase in interest income was the increase in earnings on loans which increased $714,000 (12.4%) as a result of a $12.8 million (13.3%) increase in the average balance invested combined with a 7 basis point
(0.9%) decrease in average rates earned. Interest earned on debt securities increased $67,000 (9.1%) as a result of an increase in average rates earned of 38 basis points (6.4%). Earnings on other interest earning assets, essentially federal funds sold, decreased $278,000 (55.4%) as a result of the combined effect of a $5.8 million (50.3%) decrease in the average balance invested and a 61 basis point (10.4%) reduction in average rates earned.




Interest expense for the nine months ended September 30, 1996, amounted to $4.6 million, essentially unchanged from the year ago period. The mix within the deposit structure changed as the average balance of certificate account balances grew $3.1 million (3.8%) while savings accounts declined $5.8 million (12.8%). The increase in average rates paid was a reflection of the change in deposit mix.

Net interest income for the nine months ended September 30, 1996 increased by $410,000 (10.6%) and totaled $4.3 million compared with $3.9 million a year ago. The interest rate spread increased one basis point to 2.96% for the nine months ended September 30, 1996. The net interest margin increased 20 basis points to 3.53% compared with 3.33% for the same period last year.


Provision for Loan Losses

For the nine months ended September 30, 1996, the provision for loan losses decreased $250,000 (73.5%) to $90,000 compared with the corresponding period a year ago. See "Provision for Loan Losses" at page 15.

Noninterest Income

Noninterest income increased for the nine month period ended September 30, 1996 to $310,000 compared with $225,000 for the corresponding period in the previous year. Increases in other loan charges and other noninterest income comprised the majority of the increase from the same period last year.

Noninterest Expense

Noninterest expense increased $1.2 million (39.9%) to $4.2 million for the nine months ended September 30, 1996, as compared with $3.0 million for the same period in 1995. Compensation and employee benefits, the largest component of noninterest expense, increased $178,000 (10.4%). This increase was a result of annual merit increases and the establishment of the Recognition and Retention Plan, as noted previously. Office occupancy and equipment expense, data processing fees and other noninterest expenses remained relatively the same for the nine month period ended September 30, 1996 and September 30, 1995. FDIC premiums increased $931,000 to $1.2 million resulting from a one time charge for SAIF premiums. Advertising and business promotion increased $18,000 (26.1%) from the same period in 1995 as a result of increased advertising for loans. Mortgage servicing fees decreased $18,000 (36.7%) to $31,000 for the nine months ended September
30, 1996. The decrease is a function of the reduction in loans being serviced by others for the Company. Professional service fees increased $75,000 (65.8%) for the nine months ended September 30, 1996 as compared to the same period in 1995 as a result of additional legal, accounting and other fees related to being a publicly traded company.



Income Tax Expense

Income tax benefit totaled $313,000 for the three months ended September 30, 1996 and $136,000 for the nine months ended September 30, 1996. The benefit was recognized as a result of net losses for the quarter ended September 30, 1996 due mainly to the one time charge for SAIF premiums. The tax effect of net income was also reduced by a reduction in the deferred tax asset valuation reserve.

Impact of New Accounting Standards

In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights" (SFAS No. 122), which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities". SFAS No. 122 requires that entities recognize as separate assets, the rights to service mortgage loans for others, regardless of how those servicing rights are acquired. Additionally, SFAS No. 122 requires that the capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights, and that impairment, if any, be recognized through a valuation allowance. Based on the current volume of mortgage loans sold on a servicing retained basis, the adoption of SFAS No. 122 has not had a significant effect on the Companys consolidated financial position and results of operations.

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-
Based Compensation, which establishes a fair value based method of accounting for employee stock options or similar equity instruments such as the Holding Companys Stock Option Plan. Under SFAS No. 123, entities can recognize stock-based compensation expense in the basic financial statements using either (i) the intrinsic value based approach set forth in Accounting Principles Board (APB) Opinion No. 25 or (ii) the fair value based method introduced in SFAS No. 123. Entities electing to remain with the accounting in APB Opinion 25, must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. Under APB Opinion No. 25, compensation expense is determined based upon the options intrinsic value, or the excess (if any) of the market price of the underlying stock at the measurement date over the amount the employee is required to pay.
Under the fair value based method introduced by SFAS No. 123, compensation expense is based on the options estimated fair value at the grant date and is generally recognized over the vesting period. Management has not determined which method the Bank and the Holding Company will use to measure stock-based compensation.



Regulatory Developments

Federal law requires that the FDIC maintain reserves at both the Savings Association Insurance Fund (SAIF) and the Bank Insurance Fund (BIF) of at least 1.25% of insured deposits. The reserves are funded through the payment of insurance premiums by the insured institution members of each fund. The BIF reached this level during 1995. Upon attainment of the required reserve level, the FDIC may reduce insurance premiums applicable to BIF-insured institutions while retaining the premiums applicable to SAIF members, such as the Bank, at their current levels until the SAIF reaches its required reserve level.

In order to help eliminate this disparity and any competitive disadvantage due to disparate deposit insurance premium schedules, legislation to recapitalize the SAIF was enacted in September 1996. The legislation provides for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provides for the merger of the BIF and SAIF on January 1, 1999 provided no savings associations then exist. The special assessment rate is currently anticipated to range between .65% and .70% and will be payable by November 29, 1996. Accordingly, this special assessment increased noninterest expense and adversely affected the Banks results of operations. The Banks liability for the special assessment, estimated to total approximately $930,000, has been recorded in the third quarter of 1996. Following the special assessment, and depending on capital level and supervisory rating, the Banks deposit insurance premiums could decrease significantly for the future periods.

Prior to the enactment of the legislation a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing for resolving the thrift crisis in the 1980s. Although the SAIF rates are expected to be reduced significantly, in the near future the minimum assessment paid by SAIF-insured institutions is not anticipated to be equalized with the minimum BIF rate as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as the Bank. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rates to be established by the FDIC to implement this requirement for all FDIC-insured institutions are uncertain this time.


                     SFS BANCORP, INC. AND SUBSIDIARY
                               FORM 10-QSB
                            SEPTEMBER 30, 1996


                       PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
            The Holding Company and the Bank are not engaged in any legal proceedings of a material nature at the present time.

Item 2.     Changes in Securities
            None

Item 3.     Defaults upon Senior Securities
            None

Item 4.     Submission of Matters to a Vote of Security Holders
            None

Item 5.     Other Information
            None

Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibits
                None

            (b) Reports on Form 8-K
                None






SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          SFS BANCORP, INC.
                                          (Registrant)

DATE:  November  5, 1996      BY:  /s/ Joseph H. Giaquinto
                              Joseph H. Giaquinto
                              Chairman of the Board,
                              President and Chief Executive Officer
                              (Duly Authorized Officer)


DATE:  November  5, 1996      BY:  /s/ David J. Jurczynski
                              David J. Jurczynski
                              Vice President, Treasurer and
                              Chief Financial Officer
                              (Principal Financial Officer)