Form 10KSB
period 1996-12-31
SFS BANCORP INC
filed 1997-03-31
CIK 942135

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Fiscal Year Ended December 31, 1996

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


         For the transition period from ________________ to ________________
         Commission File Number 0-25994



                                SFS BANCORP, INC.
             (Exact Name of Registrant as Specified in its Charter)


         Delaware                                      22-3366295
(State or Other Jurisdiction of                   (I.R.S. Employer
Incorporation or Organization                     Identification Number)


251-263 State Street, Schenectady, New York               12305
(Address of Principal Executive Offices)                (Zip Code)

       Registrant's telephone number, including area code: (518) 395-2300


           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None
           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)


         Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ].

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. [X]

         The issuer's revenues for the fiscal year ended December 31, 1996 were $12,270,000.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such stock as of March 1, 1997 was $18.6 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

         As of March 1, 1997, the Registrant had 1,270,997 shares of Common Stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended December 31, 1996.

         Part III of Form 10-KSB - Portions of The Proxy Statement for Annual Meeting of Stockholders to be held in 1997.

                                     PART I

Item 1 Description of Business

Forward Looking Statements

         When used in this Form 10-KSB or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

         The Company wishes to caution readers not to place undue reliance on any such forward- looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

         The  Company  does  not  undertake,   and  specifically  disclaims  any
obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

General

         SFS Bancorp, Inc. (the "Holding Company" or "SFS Bancorp"), a Delaware corporation, was organized to act as the holding company for Schenectady Federal Savings Bank ("Schenectady Federal" or the "Bank") upon completion of the Bank's conversion from the mutual to the stock form of organization (the "Conversion"). Collectively, these entities are referred to herein as the Company. The Holding Company received approval from the Office of Thrift Supervision (the "OTS") to acquire all of the common stock of the Bank to be outstanding upon completion of the Conversion. The Conversion was completed on June 29, 1995. All references to the Company, unless otherwise indicated, at or before June 29, 1995 refer to the Bank and its subsidiary on a consolidated basis. The Holding Company's Common Stock is quoted on the National Association of Securities Dealers Automated Quotations ("Nasdaq") "National Market System under the symbol "SFED".

         At December 31, 1996, the Company had total assets of $164.9 million, deposits of $140.6 million, and stockholders' equity of $21.7 million.

         The executive offices of the Company are located at 251-263 State Street, Schenectady, New York 12305, and its telephone number at that address is
(518) 395-2300.

         The Holding Company and the Bank are subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision, Department of the Treasury ("OTS") and by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposits are backed by the full faith and credit of the United States Government and are insured by the Savings Association Insurance Fund ("SAIF") to the maximum extent permitted by the FDIC. See "Regulation."

         The Bank, the Holding Company's only operating subsidiary, was originally chartered in 1889 as a state-chartered financial institution. In 1981 the Bank converted to a federally chartered mutual savings and loan association. Schenectady Federal's business involves attracting deposits from the general public and using such deposits to fund one- to four-family residential mortgage, home equity and, to a much lesser extent, consumer and other loans in its market area. At December 31, 1996, $114.1 million, or 95.8% of the Bank's total loan portfolio consisted of residential mortgage loans, including home equity loans. The Bank also invests in mortgage-backed securities, investment securities
(consisting primarily of U.S. government and agency obligations) and other permissible investments. At December 31, 1996, the Bank had $20.4 million of mortgage-backed securities, representing 12.4% of total assets, and $17.7 million of investment securities (including $2.0 million of securities available-for-sale, at fair value), representing 10.8% of total assets.

         The Bank has sought to enhance its net income through the adoption of a strategy designed to maintain capital in excess of regulatory requirements, limit loan delinquencies and manage the Bank's vulnerability to changes in interest rates. This strategy involves (i) emphasizing, subject to market conditions, the acquisition of adjustable rate one- to four-family mortgage loans ("ARMs") and fixed rate one- to four-family mortgage loans with terms of 15 years or less, (ii) emphasizing the origination of home equity loans (most of which carry floating rates of interest), (iii) maintaining a substantial portfolio of mortgage-backed and investment securities and other short- and medium-term investments, and (iv) using customer service and marketing efforts to build and maintain a substantial level of core deposits.

         Schenectady Federal is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank attracts retail deposits from the general public and invests those funds primarily in first mortgages on owner-occupied, one-to-four family residences, as well as in home equity loans generally secured by junior liens on the borrower's home. To a lesser extent, the Bank also originates consumer and other loans in its market area. See "Lending Activities." The Bank also invests in mortgage-backed securities, investment securities and other permissible assets. See "Investment Activities."

Market Area

         Schenectady Federal conducts business in Schenectady County through its main office located at 251-263 State Street in Schenectady, New York and two branch offices located in the Mayfair Shopping Center in Glenville, New York and in the Bellevue area of Schenectady, New York. Schenectady County is part of the four-county Capital District Region which also includes the counties of Saratoga, Albany and Rensselaer. Schenectady Federal's primary market area for deposits consists of communities within Schenectady County, while the Bank's primary market area for lending extends to Albany, Rensselaer and Saratoga Counties and, to a lesser extent, Warren County.

         In 1996, the population of Schenectady County was approximately 150,000 essentially unchanged from population levels in 1985. The unemployment rate for Schenectady County was 4.5% at December 1996 and 1995.

         Primary industries in the Bank's market area are manufacturing and service industries. State and local government and wholesale and retail trade account for a noteworthy percentage of employment. Major employers include General Electric, KAPL, Inc., a research laboratory, the County of Schenectady, Ellis and St. Clare's Hospitals, Union College and Schenectady International, Inc.

Lending Activities

         General. Historically, the Bank originated 30-year, fixed-rate mortgage loans secured by one- to four-family residences. During the 1990s, in order to reduce its vulnerability to changes in interest rates, the Bank has emphasized the acquisition and retention of mortgage loans having shorter terms to maturity or repricing such as ARMs, home equity loans, and 15-year, fixed-rate residential loans and the sale to the secondary market of certain of its new 30-year, fixed-rate originations. The Bank also offers consumer and other loans. The Bank did not sell loans during 1995 and 1996.

         Loan Portfolio Composition. The following table sets forth certain information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                                                         December 31,
                                                         -------------------------------------------------------------------------
                                                                   1996                      1995                     1994
                                                         -----------------------     ---------------------   ---------------------
                                                           Amount        Percent       Amount     Percent      Amount      Percent
                                                                                     (Dollars in Thousands)
Real Estate Loans:
 One- to four-family............................           $91,161        76.53%     $72,219        71.14%   $63,835        67.48%
 Multi-family...................................             1,568         1.32        2,382         2.35      3,373         3.57
 Commercial.....................................             2,964         2.49        3,762         3.70      4,489         4.74
 Home equity....................................            22,904        19.23       22,723        22.38     22,394        23.67
                                                          --------       ------      -------        -----    -------       ------
    Total real estate loans.....................           118,597        99.57      101,086        99.57     94,091        99.46
                                                          --------       ------      -------        -----    -------       ------

Other Loans:
 Consumer:
  Deposit account...............................               478          .40          361          .35        376          .40
  Education.....................................                 4          ---           22          .02         31          .03
  Personal......................................                34          .03           41          .04         77          .08
  Automobile....................................               ---          ---          ---          ---         12          .01
  Home improvement..............................                 3          ---            5          .01         10          .01
                                                         ---------       ------     ---------      -------  ---------      ------
    Total consumer loans........................               519          .43          429          .42        506          .53
Commercial business loans.......................                 4          ---            5          .01          7          .01
                                                         ---------      -------    ---------      -------  ---------       ------
    Total other loans...........................               523          .43          434          .43        513          .54
                                                          --------      -------     --------      -------   --------       ------
    Total loans.................................           119,120       100.00%     101,520       100.00%    94,604       100.00%
                                                                         ======                    ======                  ======

Less:
 Deferred fees and discounts....................                23                        27                      40
 Allowance for losses...........................               642                       572                     861
                                                          --------                  ---------                --------
    Total loans receivable, net.................          $118,455                  $100,921                 $93,703
                                                          ========                  ========                 =======

         The following table shows the composition of the Bank's loan portfolio by fixed and adjustable or floating rate at the dates indicated.

                                                                                        December 31,
                                                         -------------------------------------------------------------------------
                                                                 1996                      1995                       1994
                                                         ------------------------    --------------------     --------------------
                                                           Amount       Percent      Amount       Percent      Amount     Percent
                                                           ------       -------      ------       -------      ------     -------
                                                                                   (Dollars in Thousands)
Fixed-Rate Loans:
 Real estate:
  One- to four-family............................          $20,615         17.31%    $22,797       22.45%       $22,494      23.78%
  Multi-family...................................              631           .53       1,046        1.03          2,089       2.21
  Commercial.....................................            1,545          1.30       3,133        3.09          2,754       2.91
  Home equity....................................            4,334          3.64       4,433        4.37          3,331       3.51
                                                           -------        ------     -------      ------        -------     ------
     Total fixed-rate real estate loans..........           27,125         22.78      31,409       30.94         30,668      32.41
 Consumer........................................              515           .43         407         .40            475        .50
 Commercial business.............................                4         ---             5         .01              7        .01
                                                           -------        ------     -------       -----        -------     ------
     Total fixed-rate loans......................           27,644         23.21      31,821       31.35         31,150      32.92
                                                           -------        ------     -------       -----        -------     ------

Adjustable-Rate Loans
 Real estate:
  One- to four-family............................           70,546         59.22      49,422       48.68         41,341      43.70
  Multi-family...................................              937           .79       1,336        1.31          1,284       1.36
  Commercial.....................................            1,419          1.19         629         .62          1,735       1.84
  Home equity....................................           18,570         15.59      18,290       18.02         19,063      20.15
                                                           -------        ------     -------       ------       -------     ------
     Total adjustable-rate real estate loans.....           91,472         76.79      69,677       68.63         63,423      67.05
 Consumer........................................                4         ---            22         .02             31        .03
 Commercial business.............................              ---         ---           ---       ---              ---         --
                                                           -------       -------    --------      -------       -------     ------
     Total adjustable-rate loans.................           91,476         76.79      69,699       68.65         63,454      67.08
                                                           -------       ------     --------       ------       -------     ------
     Total loans.................................          119,120        100.00%    101,520      100.00%        94,604     100.00%
                                                                          ======                  ======                    ======

Less:
 Deferred fees and discounts.....................               23                        27                         40
 Allowance for loan losses.......................              642                       572                        861
                                                          --------                 ---------                    -------
    Total loans receivable, net..................         $118,455                  $100,921                    $93,703
                                                          ========                 =========                    =======

         The following schedule illustrates the interest rate sensitivity of the Bank's loan portfolio at December 31, 1996. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                                 Real Estate
                                                              Multi-family and
                                 One- to four-family             Commercial              Home Equity               Consumer
                                            Weighted                  Weighted                   Weighted                  Weighted
                                             Average                   Average                    Average                   Average
                                Amount        Rate         Amount       Rate        Amount         Rate         Amount       Rate
                               -------   ----------      --------   ----------      --------    ----------     --------    ---------
                                                                (Dollars in Thousands)
Due During Years
 Ending December 31,

1997....................            76        6.94%        863          1.17%         22           8.58%       393           7.91%
1998....................           171        7.35         253          8.55          42           8.41        113           9.03
1999....................           674        7.71          91          8.75       1,457           9.47          9           9.95
2000 to 2001............         1,573        7.75         150          9.07       5,706           9.32          4           7.00
2002 to 2021............        34,022        8.12       3,175          9.36      15,677           8.74        ---          ---
2022 and
 following..............        54,645        7.25         ---         ---           ---          ---          ---          ---
                               -------                  ------                   -------                      ----
                               $91,161                  $4,532                   $22,904                      $519
                               =======                  ======                   =======                      ====

                                      Commercial
                                      Business                           Total
                                            Weighted                    Weighted
                                            Average                     Average
                               Amount        Rate        Amount         Rate
                              --------     ----------    --------      -------
Due During Years
 Ending December 31,

1997....................        ---           ---        1,354            3.57%
1998....................        ---           ---          579            8.28
1999....................          4            7.50      2,235            8.91
2000 to 2001............        ---           ---        7,433            8.98
2002 to 2021............        ---           ---       52,873            8.38
2022 and
 following..............        ---           ---       54,646            7.25
                               ----                   --------
                               $  4                   $119,120
                               ====                   ========

         The total amount of loans due after December 31, 1996 which have predetermined interest rates is $27.6 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $91.5 million.

         Pursuant to Federal law, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At December 31, 1996, based on the above, the Bank's loans-to-one borrower limit was approximately $2.7 million. On the same date, the Bank had no borrowers with outstanding balances in excess of this amount. The Bank's largest lending relationship at December 31, 1996 was two loans to one borrower totalling $813,000. One loan in the amount of $562,000 was on a five building 20 unit apartment complex located in Saratoga Springs, New York. The second loan in the amount of $251,000 was on a commercial property used in the borrower's business in Schenectady, New York. Both loans were performing in accordance with their terms at December 31, 1996.

         The Bank's lending is subject to its written underwriting standards and to loan origination procedures. Decisions on loan applications are made on the basis of detailed applications and property valuations (consistent with the Bank's appraisal policy) by the Bank's independent appraisers. The loan applications are designed primarily to determine the borrower's ability to repay and the more significant items on the application are verified through use of credit reports, financial statements, tax returns and/or confirmations.

         Under the Bank's loan policy, the individual processing an application is responsible for ensuring that all documentation is obtained prior to the submission of the application to a loan officer for approval. In addition, the loan officer verifies that the application meets the Bank's underwriting guidelines described below. Also, each application is assigned to a reviewing officer who reviews the file to assure its accuracy and completeness.

         All secured loans over $500,000, or unsecured loans over $100,000, must be approved by the Bank's Board of Directors. The Bank's Loan Committee, consisting of officers Giaquinto, Schlansker, Ammian, and Krywinski, has authority to approve secured loans up to $500,000 and unsecured loans up to $100,000. Any three of these individuals acting as a group can approve a loan within the authority of the Loan Committee. Various officers of the Bank have individual secured loan approval authority ranging from $10,000 to $300,000. Authorization for unsecured loans range from $1,000 to $5,000.

         Generally, the Bank requires title insurance or abstracts on its mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. The Bank also requires flood insurance to protect the property securing its interest when the property is located in a flood plain.

         One- to Four-Family Residential Real Estate Lending. The cornerstone of the Bank's lending program is the origination of loans secured by mortgages on owner-occupied one- to four-family residences. At December 31, 1996, $114.1 million, or 95.8% of the Bank's loan portfolio consisted of mortgage loans (including home equity loans) on one- to four-family residences. Substantially all of the residential loans originated by Schenectady Federal are secured by properties located in the Bank's primary lending area. Included in the mortgage loan portfolio at December 31, 1996, was $9.4 million of purchased one- to four-family loans serviced by others, which were primarily secured by properties located outside its market area. A majority of the mortgage loans originated by the Bank are retained and serviced by it. No loans have been purchased by the Bank and serviced by others since 1990.

         The Bank offers conventional fixed-rate loans with maximum terms of up to 30 years, although the Bank generally emphasizes originations of fixed rate loans with terms of 15 years or less. The interest rate on such loans is generally based on the FHLMC delivery rates as well as competitive factors.

         In addition to fixed rate loans, the Bank offers one-year ARMs at a margin (generally 300 basis points) over the yield on the Average Monthly One Year U.S. Treasury Constant Maturity Index for terms of up to 30 years. The ARM loans currently offered by the Bank generally provide for a 200 basis point annual interest rate change cap and a lifetime cap of 600 basis points over the initial rate. The Bank's loans typically do not contain floors. Initial interest rates offered on the Bank's ARMs may be 100 to 350 basis points below the fully indexed rate, and borrowers are qualified at that initial rate plus 200 basis points. As a result, the risk of default on these loans may increase as interest rates increase. See "Asset Quality-Non-Performing Assets." The Bank also offers five year/one year and three year/one year ARM products where the rate is fixed for the first three or five years. After the initial fixed term, the mortgage has the same characteristics as a one-year ARM. The Bank's ARMs do not permit negative amortization of principal, do not contain prepayment penalties and are not convertible into fixed-rate loans. In the past, the Bank offered one-year ARMs with a margin 200 to 300 basis points over a specified index and an average annual cap of 600 basis points. At December 31, 1996, one- to four-family ARMs totaled $70.5 million, or 59.2% of the Bank's total loan portfolio.

         In underwriting one- to four-family residential real estate loans, the Bank evaluates both the borrower's ability to make principal, interest and escrow payments, the value of the property that will secure the loan and debt to income ratios. Schenectady Federal originates residential mortgage loans with loan-to-value ratios of up to 95% for owner-occupied homes and up to 75% for non-owner occupied homes; however, private mortgage insurance is required to reduce the Bank's exposure to 80% or less. The Bank generally seeks to underwrite its loans in accordance with secondary market standards.

         The Bank's residential mortgage loans customarily include due-on-sale clauses giving the Bank the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

         The Bank also originates home equity loans and lines of credit secured by a lien on the borrower's residence. The Bank's home equity loans are generally limited to $100,000. The Bank uses the same underwriting standards for home equity loans as it uses for one- to four-family residential mortgage loans. The Bank's home equity loans are originated in amounts which, together with the amount of the first mortgage, generally do not exceed 80% of the appraised value of the property securing the loan. The interest rates for home equity loans and lines of credit float with the prime rate or, in the case of loans (but not lines of credit), are fixed. The Bank writes home equity loans for terms of up to 25 years. At December 31, 1996, the Bank had $22.9 million of home equity loans and an additional $10.3 million of additional funds committed, but undrawn, under home equity lines of credit.

         Commercial Real Estate and Multi-Family Lending. Prior to 1991, the Bank actively originated and purchased permanent commercial real estate and multi-family loans. At December 31, 1996, the Bank had $3.0 million in commercial real estate loans, representing 2.5% of the Bank's total loan portfolio, and $1.6 million in multi-family loans, or 1.3% of the Bank's total loan portfolio.

         The Bank's commercial real estate and multi-family loan portfolio includes loans secured by motels, apartment buildings, small office buildings, and other non-residential building properties, as well as participation interests therein.

         The Bank's permanent commercial real estate and multi-family loans generally carried a maximum term of 25 years. These loans were generally written in amounts of up to 75% of the lesser of the appraised value of the property or the purchase price and had a projected debt service coverage ratio of at least 1.2%.

         Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. At December 31, 1996, the Bank had two commercial real estate loans to one borrower totaling over $500,000 that are non-performing. See "Asset Quality-Non-Performing Assets." In 1991, the Bank determined to limit future commercial real estate and multi-family lending and focus its efforts on residential lending.

         Consumer Lending. The Bank originates a variety of consumer loans, including automobile, home improvement, deposit account and other loans for household and personal purposes. At December 31, 1996, consumer loans totaled $519,000 or .4% of total loans outstanding.

         Consumer loan terms vary according to the type of loan and value of collateral, length of contract and creditworthiness of the borrower. The Bank's consumer loans are made at fixed interest rates, with terms of up to 20 years for secured loans and on a demand basis for unsecured loans.

         The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and the ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the Bank has, in the past, experienced significant losses in the consumer loan portfolio, at December 31, 1996, loans in the consumer loan portfolio which were non-performing totaled approximately $2,000. There can be no assurance that delinquencies will not develop in the future.

Originations, Purchases and Sales of Loans and Mortgage-Backed Securities

         Loan applications are taken and processed in all branch offices and approved in the main office of the Bank. Prior to 1994, most of Schenectady Federal's originated loans were generated by Schenectady Federal's staff of salaried loan officers. Beginning in 1994, the Bank began to originate a significant amount of loans through local mortgage brokers which generally retained a 100 basis point origination fee as their compensation. Also during 1994, the Bank purchased loans on a servicing released basis which were originated by a mortgage banker for the Bank. All such loans were originated in accordance with the Bank's normal underwriting standards. The Bank believes that its utilization of mortgage brokers has had a favorable impact on loan originations. However, in the event the Bank's relationship with these mortgage brokers were terminated in the future, loan originations and results of operations could be adversely affected.

         In the past, in order to supplement loan demand in the Bank's market area and geographically diversify the Bank's loan portfolio, the Bank has purchased a limited amount of real estate loans from other lenders. The Bank reviews all loans prior to purchase to ensure that they meet the Bank's underwriting standards. The seller usually continues to service purchased loans. Although the Bank purchased participation in multi-family and commercial real estate loans in the past, the Bank anticipates that any such purchases in the future will be strictly limited.

         While the Bank originates both fixed and adjustable-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market. Demand is affected by the interest rate environment. During 1994, 1995 and 1996, the Bank's volume of ARMs greatly exceeded its volume of fixed rate loans.

         Historically, the Bank retained most of the fixed rate one- to four-family residential loans in its portfolio. In order to reduce its vulnerability to changes in interest rates, commencing in 1992 through 1994, the Bank sold most of the fixed rate residential loans it originated or otherwise acquired with maturities in excess of 15 years, except where the interest rate equaled or exceeded a specified rate (as designated from time to time by management) based on its portfolio objectives and alternative investment opportunities. When loans are sold, the Bank typically retains the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. The servicing fee is recognized as income over the life of the loans. At December 31, 1996, the Bank serviced $4.2 million of mortgage loans for others. The Bank did not sell any loans during 1995 and 1996.

         The following table shows the loan and mortgage-backed securities origination, purchase, sale and repayment activities of the Bank for the periods indicated.

                                                                      Year Ended December 31,
                                                            -----------------------------------------
                                                                 1996          1995          1994
                                                             ---------        -------      -------
                                                                         (In Thousands)
LOANS:
 Originations by type:
  Adjustable rate:
   Real estate - one- to four-family.................          $20,894(1)      $8,219(1)   $ 8,206(1)
                 - home equity.......................            5,174          5,474        7,226
   Non-real estate - consumer........................              ---            ---          113
                                                             ---------        -------      -------
         Total adjustable-rate.......................           26,068         13,693       15,545
  Fixed rate:
   Real estate - one- to four-family.................            1,606(2)       2,966(2)     1,718(2)
                 - home equity.......................              737          1,713        1,321
                 - commercial........................              198            ---          ---
   Non-real estate - consumer........................               16            ---           17
                                                              --------       --------     --------
         Total fixed-rate............................            2,557          4,679        3,056
         Total loans originated......................           28,625         18,372       18,601

 Purchases:
   Real estate - one- to four-family.................            6,973          5,245        3,305
                                                                ------         ------      -------

 Sales and Repayments:
   Real estate - one- to four-family.................              ---            ---          281
   Non-real estate - consumer........................              ---            ---          642
                                                               -------        -------     --------
         Total sales.................................              ---            ---          923
   Principal repayments..............................           17,998         16,701       19,827
                                                               -------         ------      -------
         Total reductions............................           17,998         16,701       20,750
                                                               -------         ------      -------
         Net increase................................          $17,600        $ 6,916      $ 1,156
                                                               =======        =======      =======

MORTGAGE-BACKED SECURITIES:
 Purchases:
  Mortgage-backed securities.........................        $     ---        $ 5,381    $     ---

 Principal repayments................................            3,984          2,954        3,406
                                                               -------         ------      -------
     Net increase (decrease).........................          $ 3,984         $2,427     $(3,406)
                                                               =======         ======     =======

(1)Includes $19,573, $8,138 and $5,971 of loans originated through brokers in 1996, 1995 and 1994, respectively.

(2) Includes $162, $1,930 and $218 of loans originated through brokers in 1996, 1995 and 1994, respectively.

Asset Quality

         Delinquency Procedures. When a borrower fails to make a required payment on a loan, the Bank attempts to cure the delinquency by contacting the borrower. A late notice is sent on all loans over 16 days delinquent. Additional written and verbal contacts may be made with the borrower between 30 and 60 days after the due date. If the loan is contractually delinquent 90 days, the Bank usually sends a 30-day demand letter to the borrower and, after the loan is contractually delinquent 120 days, institutes appropriate action to foreclose on the property. If foreclosed, the property is sold at auction and may be purchased by the Bank. Delinquent consumer loans are generally handled in a similar manner. The Bank's procedures for repossession and sale of consumer collateral are subject to various requirements under New York consumer protection laws.

         Real estate acquired by Schenectady Federal as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired or expected to be acquired by foreclosure or deed in lieu of foreclosure, it is recorded at the lower of cost or estimated fair value, less the estimated cost of disposition. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of fair value less disposition cost.

         The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at December 31, 1996.

                                                    Loans Delinquent For:
                           ----------------------------------------------------------------------
                                       60-89 Days                      90 Days and Over                 Total Delinquent Loans
                           ---------------------------------------------------------------------- ----------------------------
                                                    Percent                            Percent                             Percent
                                                    of Loan                            of Loan                             of Loan
                             Number     Amount     Category     Number     Amount     Category      Number     Amount     Category
                             ------     ------     --------     ------     ------     --------      ------     ------     --------
                                                                     (Dollars in Thousands)
Real Estate:
  One- to four-family......     8       $540         .59%          4       $ 57            .06%      12       $597             .65%
  Multi-family.............   ---        ---          ---        ---        ---          ---        ---        ---           ---
  Commercial...............   ---        ---          ---          3        756          25.51        3        756           25.51
  Home equity..............     1         19          .08          1         18            .08        2         37             .16

Consumer...................     1          1          .19          2          2            .39        3          3             .58
Commercial business........   ---        ---          ---        ---        ---          ---        ---        ---           ---
                              ---     ------                  ------     ------                    ----   --------

     Total.................    10       $560         .47%         10       $833            .70%      20     $1,393            1.17%
                              ===       ====                   =====       ====                     ===     ======

         Classification of Assets. Federal regulations require that each savings institution classify its assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets classified as substandard or doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as loss, the institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS. On the basis of management's review of its assets, at December 31, 1996, the Bank had classified a total of $1.0 million of its loans and other assets as follows:

                                                         Commercial Real
                                    One- to Four-           Estate and        Consumer
                                        Family             Multi-Family      and Other      Total
                                        ------             ------------      ---------      -----
                                                          (In Thousands)

Substandard....................          $151                  $841           $ 19        $1,011
Doubtful.......................           ---                   ---            ---           ---
Loss...........................           ---                   ---            ---           ---
                                         ----                  ----           ----        ------
    Total......................          $151                  $841           $ 19        $1,011
                                         ====                  ====           ====        ======


         Schenectady Federal's classified assets consist of the non-performing loans and loans and other assets of concern discussed herein. As of the date hereof, these asset classifications are generally consistent with those of the OTS and FDIC.

         Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. Restructured loans consist of troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). Foreclosed assets include assets acquired in settlement of loans.


                                                                            December 31,
                                                                  -------------------------------
                                                                  1996          1995         1994
                                                                  ----          ----         ----
                                                                       (Dollars in Thousands)
Non-accruing loans:
  One- to four-family.....................................        $  25         $  54       $  238
  Home equity.............................................           18           ---          ---
  Multi-family............................................          ---           ---           57
  Commercial real estate..................................          756           744          978
  Consumer................................................            2           ---          ---
  Commercial business.....................................          ---           ---          ---
                                                                  -----         -----        -----
     Total................................................          801           798        1,273
                                                                  -----         ------       -----
Accruing loans delinquent 90 days or more:
  One- to four-family.....................................           32            41          113
  Home equity.............................................          ---           ---          ---
  Multi-family............................................          ---           ---          ---
  Commercial real estate..................................          ---           ---          581
  Consumer................................................          ---           ---           10
Commercial business.......................................          ---           ---          ---
                                                                  -----         ------      ------
     Total................................................           32            41          704
                                                                  -----         ------      ------
Restructured loans:
  One- to four-family.....................................          ---           ---          ---
  Home equity.............................................          ---           ---          ---
  Multi-family............................................          ---           ---          731
  Commercial real estate..................................          ---           ---          ---
  Consumer................................................          ---           ---          ---
  Commercial business.....................................          ---           ---          ---
                                                                  -----         ------      ------
     Total................................................          ---           ---          731
                                                                  -----         ------      ------
Foreclosed assets:
  One- to four-family.....................................           94           ---          204
  Home equity.............................................          ---           ---          ---
  Multi-family............................................          ---           200          ---
  Commercial real estate..................................           84           ---          ---
  Consumer................................................          ---           ---          ---
  Commercial business.....................................          ---           ---          ---
                                                                  -----         ------      ------
     Total................................................          178           200          204
                                                                  -----         ------      ------

Total non-performing assets...............................      $ 1,011        $1,039       $2,912
                                                                =======        ======       ======
Total as a percentage of total assets.....................         .61%          .62%        1.93%
                                                                   ===           ===         ====
Total non-performing loans................................      $   833        $  839       $2,708
                                                                =======        ======       ======
Total as a percentage of total loans receivable, net......         .70%          .83%        2.89%
                                                                   ===           ===         ====

         For the year ended December 31, 1996 gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $81,000. The amounts that were included in interest income on such loans were $74,000.

         As of December 31, 1996, the Bank's non-performing assets having a book value of $500,000 or more included the following:

         Motel loans. In 1988, the Bank purchased a participation interest in two loans secured by three Travelers Motor Inns having an aggregate of 315 units and located in Albany, Plattsburg and Syracuse, New York. As a result of cash flow and other problems, the loans have been delinquent since 1992. As of December 31, 1996, the borrower was in bankruptcy. Beginning in February 1996, the Bank began receiving adequate protection payments in an amount established by the Bankruptcy Court. At December 31, 1996, the book value of this asset was $744,000.

         Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of December 31, 1996 there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

         Management has considered the Bank's non-performing and "of concern" assets in establishing its allowance for loan losses.

         Allowance for Loan Losses. The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                                           Year Ended December 31,
                                                                      -------------------------------
                                                                      1996          1995         1994
                                                                      ----          ----         ----
                                                                          (Dollars in Thousands)

Balance at beginning of period................................         $572          $861         $804

Charge-offs:
  One- to four-family.........................................           44            88           94
  Home equity.................................................           41           ---          ---
  Multi-family................................................          ---           419          ---
  Commercial real estate......................................          ---           202          ---
  Consumer....................................................            2             9            7
  Commercial business.........................................          ---           ---          ---
                                                                       ----           ---       ------
                                                                         87           718          101
                                                                        ---           ---        -----

Recoveries:
  One- to four-family.........................................          ---             7          ---
  Home equity.................................................          ---           ---          ---
  Multi-family................................................          ---           ---            1
  Commercial real estate......................................          ---           ---          ---
  Consumer....................................................           37            52           37
  Commercial business.........................................          ---           ---          ---
                                                                      -----          ----       ------
                                                                         37            59           38
                                                                       ----          ----        -----

Net charge-offs...............................................           50           659           63
Additions charged to operations...............................          120           370          120
                                                                      -----          ----        -----
Balance at end of period......................................         $642          $572         $861
                                                                       ====          ====         ====

Ratio of net charge-offs to average loans outstanding.........         .04%          .68%         .07%
                                                                       ===           ===        =====
Ratio of net charge-offs to non-performing loans..............        6.00%        78.55%        2.33%
                                                                      ====         =====        =====
Allowance for loan losses to non-performing loans.............       77.07%        68.18%       31.79%
                                                                     =====         =====        =====
Allowance for loan losses to total loans at end of period.....         .54%          .56%         .91%
                                                                       ===           ===        =====

         The distribution of the Bank's allowance for loan losses at the dates indicated is summarized as follows:

                                                                               December 31,
                                               ----------------------------------------------------------------------------
                                                          1996                     1995                       1994
                                               ----------------------    ----------------------     -----------------------
                                                             Percent                    Percent                    Percent
                                                            of Loans                   of Loans                   of Loans
                                                             in Each                    in Each                    in Each
                                                            Category                   Category                   Category
                                                            to Total                   to Total                   to Total
                                                Amount        Loans        Amount        Loans        Amount        Loans
                                                ------        -----        ------        -----        ------        -----
                                                                              (In Thousands)

One- to four-family.........................     $141          76.53%      $117           71.14%       $130          67.48%
Multi-family................................       16           1.32         24            2.35         172           3.57
Commercial real estate......................      143           2.49        104            3.70         130           4.74
Home equity.................................       60          19.23         34           22.38          34          23.67
Consumer....................................        5            .43          4             .42           8            .53
Commercial business.........................      ---            ---        ---             .01         ---            .01
Unallocated.................................      277            ---        289             ---         387            ---
                                                 ----         ------        ---          ------        ----           ----
     Total..................................     $642         100.00%      $572          100.00%       $861         100.00%
                                                 ====         ======       ====          ======        ====         ======

         The allowance for loan losses is established through a provision for loan losses charged to earnings based on management's evaluation of the risk inherent in the loan portfolio. The allowance is established as an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. Management's evaluation of the adequacy of the allowance takes into consideration such factors as the historical loan loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect borrowers' ability to pay.

         While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination.

Investment Activities

         The Bank utilizes investment and mortgage-backed securities in virtually all aspects of its asset/liability management strategy. In making investment decisions, the Investment Committee considers, among other things, the Bank's yield and interest rate objectives, its interest rate and credit risk position and its liquidity and cash flow.

         Schenectady Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. The Bank's level of liquidity is a result of management's asset/liability strategy.

         Investment Securities. Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

         To date, the Bank's investment strategy has been directed toward high-quality assets (primarily government and agency obligations) with short and intermediate terms (five years or less) to maturity. At December 31, 1996, the Bank did not own any investment securities of a single issuer which exceeded 10% of the Bank's equity, other than U.S. government or federal agency obligations.

         The Bank invests its liquid assets primarily in interest-earning overnight deposits and various money market mutual funds. Other investments include high grade medium-term (up to five years) corporate debt securities and a variety of other types of mutual funds which invest in adjustable-rate, mortgage-backed securities, asset-backed securities, repurchase agreements and U.S. Treasury and agency obligations. For the year ended December 31, 1996, the Bank had an average outstanding balance of $21.9 million in securities (including $5.2 million of securities available for sale) with an average yield of 6.25%.

         The following table sets forth the composition of the Bank's securities portfolio at the dates indicated.

                                                                                        December 31,
                                                        -------------------------------------------------------------------------
                                                                 1996                       1995                       1994
                                                        ------------------------   ----------------------    --------------------
                                                          Book         % of          Book         % of          Book        % of
                                                          Value        Total         Value        Total         Value       Total
                                                                                    (Dollars in Thousands)

Securities available for sale:
  Mutual funds.......................................    $1,990           9.68%     $7,976       21.65%       $ 7,776       25.33%
Investment securities:
  U.S. government obligations........................     3,980          19.37       5,968        16.20         7,934       25.84
  Federal agency obligations.........................     9,481          46.13       9,692        26.30         4,891       15.93
  Municipal bonds....................................        84            .41          93          .25           101         .33
  Collateralized mortgage obligations................       ---          ---           ---          ---           874        2.85
  Corporate bonds....................................     2,201          10.71       2,905         7.88         3,102       10.10
  Mutual funds.......................................       ---          ---           ---          ---           ---         ---
                                                       --------         ------     -------       ------      --------         ---
     Subtotal........................................    17,736          86.30      26,634        72.28        24,678       80.38
FHLB stock...........................................     1,215           5.91       1,117         3.03         1,123        3.66
                                                        -------         ------     -------       ------      --------      ------
     Total investment securities and FHLB stock......   $18,951          92.21%    $27,751        75.31%      $25,801       84.04%
                                                        =======         ======     =======       ======       =======      ======
Average remaining life of securities excluding
 FHLB stock and mutual funds.........................   3.6 years                  3.2 years                  3.2 years

Other interest-earning assets:
  Federal funds sold.................................     1,600           7.79       9,100        24.69         4,900       15.96
                                                       --------        -------    --------       ------      --------      ------
     Total...........................................   $20,551         100.00%    $36,851      100.00%       $30,701      100.00%
                                                        =======         ======     =======      ======        =======      ======

Average remaining life or term to repricing of
 securities and other interest-earning assets,
 excluding FHLB stock and mutual funds...............   3.3 years                  2.2 years                  2.5 years

         The composition and maturities of the securities portfolio, excluding FHLB stock and federal funds sold, are indicated in the following table.

                                                                               December 31, 1996
                                          ------------------------------------------------------------------------------------------
                                          Less Than      1 to 5       5 to 10       Over        No Stated
                                           1 Year        Years         Years      10 Years      Maturity         Total Securities
                                          Book Value   Book Value    Book Value   Book Value    Book Value   Book Value Market Value
                                          ----------   ----------    ----------   ----------    ----------   -----------------------
                                                                           (Dollars in Thousands)
Securities available for sale:
  Mutual funds.......................        $  ---       $  ---        $  ---       $  ---        $1,990       $1,990      $1,990
Investment securities:
  U.S. government securities.........         2,003        1,977           ---          ---           ---        3,980       3,981
  Federal agency obligations.........            47        8,239           ---        1,195           ---        9,481       9,383
  Municipal bonds....................           ---          ---            84          ---           ---           84          84
  Corporate bonds....................         2,201          ---           ---          ---           ---        2,201       2,194
  Collateralized mortgage
    obligation.......................           ---          ---           ---          ---           ---          ---         ---
                                           --------    ---------        ------     --------        ------     --------     -------
    Total investment securities......         4,251       10,216            84        1,195           ---       15,746      15,642
                                             ------      -------         -----      -------        ------       ------      ------

Total securities.....................        $4,251      $10,216          $ 84       $1,195        $1,990      $17,736     $17,632
                                             ======      =======          ====       ======        ======      =======     =======

Weighted average yield...............         6.20%        6.18%         7.50%        8.35%         6.38%        6.36%


         Mortgage-Backed Securities. In order to supplement loan production and achieve its asset/liability management goals, the Bank invests in mortgage-backed securities. All of the mortgage-backed securities owned by the Bank are issued, insured or guaranteed either directly or indirectly by a federal agency or are rated "AA" or higher. At December 31, 1996, Schenectady Federal had $20.4 million of mortgage-backed securities, all of which are held for investment purposes.

         Consistent with its asset/liability management strategy over the last several years, a majority of the mortgage-backed securities acquired by the Bank have had short or intermediate effective terms to maturity or, to a lesser extent, adjustable interest rates. In particular, virtually all of the mortgage-backed securities purchased by the Bank since 1992 have carried five and seven year balloon terms.

         The following table sets forth the contractual maturities of the Bank's mortgage-backed securities at December 31, 1996.

                                                                                  December 31, 1996
                                                   --------------------------------------------------------------------------------
                                                     5 Years       5 to 10     10 to 20        Over         Total Mortgage-Backed
                                                   or Less(1)       Years        Years       20 Years            Securities
                                                   Book Value    Book Value   Book Value    Book Value   Book Value    Market Value
                                                   ----------    ----------   ----------    ----------   ----------    ------------
                                                                                (Dollars in Thousands)

Securities - Held for Investment:
 Government National Mortgage Association.........   $     18       $ 236       $2,284      $    ---     $  2,538        $  2,720
 Federal National Mortgage Association............      3,762         ---          ---         1,739        5,501           5,446
 Federal Home Loan Mortgage Corporation...........     10,586         ---          167         1,642       12,395          12,156
                                                      -------     -------      -------        ------      -------        --------

Total mortgage-backed securities..................    $14,366       $ 236       $2,451        $3,381      $20,434         $20,322
                                                      =======       =====       ======        ======      =======         =======

Weighted average yield............................      5.89%       7.48%        9.22%         6.87%        6.47%
                                                        ====        ====         ====          ====         ====


         (1) At December 31, 1996, the Bank held no mortgage-backed securities with contractual maturities of one year or less.

Sources of Funds

         General. The Bank's primary sources of funds are deposits, payments (including prepayments) of loan principal, interest earned on loans and securities, repayments of securities, borrowings and funds provided from operations.

         Deposits. Schenectady Federal offers a variety of deposits accounts having a wide range of interest rates and terms. The Bank's deposits consist of passbook, NOW, money market, noninterest bearing checking and certificate accounts. The Bank relies primarily on competitive pricing policies and customer service to attract and retain these deposits.

         The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. As customers have become more interest rate conscious, the Bank has become more susceptible to short-term fluctuations in deposit flows. The Bank manages the pricing of its deposits in keeping with its asset/liability management, profitability and growth objectives.

         Based on its experience, the Bank believes that a substantial portion of its passbook and NOW accounts are relatively stable sources of deposits and has used customer service and marketing initiatives in an effort to increase the volume of such deposits. However, the ability of the Bank to attract and maintain these accounts (as well as certificate accounts) has been and will be affected by market conditions. Subsequent to the 1994 fiscal year, the Bank experienced a decline in the balance of non-certificate accounts (much of which is believed to have transferred into certificate accounts) as a result of continued interest rate increases and the rates paid on these deposits. The Bank has been and will continue to be significantly affected by market conditions.

         The following table sets forth the savings flows at the Bank during the periods indicated.

                                                 Year Ended December 31,
                                  -----------------------------------------------------
                                     1996                 1995                   1994
                                  ---------             --------              ---------
                                                 (Dollars in Thousands)
Opening balance................    $139,671            $ 138,299              $ 134,653
Deposits.......................     237,180              231,591                195,214
Withdrawals....................   (242,412)             (236,426)              (196,620)
Interest credited..............       6,177                6,207                  5,052
                                  ---------             --------              ---------

Ending balance.................    $140,616            $ 139,671              $ 138,299
                                   ========            =========              =========

Net increase...................   $     945            $   1,372              $   3,646
                                  =========           ==========              =========

Percent increase ..............        .68%                  .99%                  2.71%
                                       ===                 =====                   ====

         The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank for the periods indicated.

                                                                                 Year Ended December 31,
                                                      -----------------------------------------------------------------------------
                                                               1996                       1995                       1994
                                                      -----------------------    ----------------------    ------------------------
                                                                     Percent                    Percent                   Percent
                                                       Amount       of Total      Amount       of Total      Amount       of Total
                                                       ------       --------      ------       --------      ------       --------
                                                                                   (Dollars in Thousands)
Transaction and Savings Deposits:(1)

Noninterest-bearing Checking Accounts...............   $ 1,392          .99      $ 2,077          1.49%     $  1,390         1.01%
Savings Accounts 3.00%..............................    37,152        26.42       40,745         29.17        52,582        38.02
NOW Accounts 1.75%..................................     9,104         6.47        7,913          5.67         7,753         5.60
Money Market Accounts 2.76%-4.41%...................     6,074         4.32        4,237          3.03         5,584         4.04
                                                       -------       ------      -------         ------     --------       ------

Total Non-Certificate Accounts......................    53,722        38.20       54,972         39.36        67,309        48.67
                                                       -------        -----      -------         ------     --------        -----

Certificates of Deposit:

2.00 -  2.99%.......................................       ---          ---           --           ---          265          .19
3.00 -  3.99%.......................................       ---          ---        1,124           .80       14,200        10.27
4.00 -  4.99%.......................................    23,244        16.53        2,691          1.93       14,019        10.14
5.00 -  5.99%.......................................    50,815        36.14       51,996         37.23       31,001        22.41
6.00 -  6.99%.......................................    12,835         9.13       28,119         20.13        8,889         6.43
7.00 -  7.99%.......................................       ---          ---          618           .44          910          .66
8.00 -  8.99%.......................................       ---          ---          151           .11        1,706         1.23
                                                     ---------         ----      -------        ------      -------       -------

Total Certificates of Deposit.......................    86,894        61.80       84,699         60.64       70,990        51.33
                                                      --------       ------     --------        ------      -------       ------
Total Deposits......................................  $140,616       100.00%    $139,671        100.00%    $138,299       100.00%
                                                      ========       ======     ========        ======     ========       ======

         (1) Reflects rates paid on transaction and savings deposits at December
31, 1996.

         The following table shows rate and maturity information for the Bank's certificates of deposit as of December 31, 1996.

                                          4.00-         6.00-                     Percent
                                          5.99%         9.99%        Total       of Total
                                        --------      --------      -------         -------

Certificates of deposit
maturing in quarter ending:

March 31, 1997.....................      $10,437        $  805      $11,242           12.94%
June 30, 1997......................       16,431         1,162       17,593           20.25
September 30, 1997.................       17,628           976       18,604           21.41
December 31, 1997..................       10,263         2,212       12,475           14.36
March 31, 1998.....................        3,246         2,457        5,703            6.56
June 30, 1998......................        4,755         1,260        6,015            6.92
September 30, 1998.................        2,473            57        2,530            2.91
December 31, 1998..................        1,758            34        1,792            2.06
March 31, 1999.....................          793           385        1,178            1.36
June 30, 1999......................        2,762         1,516        4,278            4.92
September 30, 1999.................        1,022           183        1,205            1.39
December 31, 1999..................          344           523          867            1.00
Thereafter.........................        2,147         1,265        3,412            3.92
                                        --------      --------      -------         -------

   Total...........................      $74,059       $12,835      $86,894          100.00%
                                         =======       =======      =======          ======

   Percent of total................       85.23%        14.77%
                                          =====         =====

         The following table indicates the amount of the Bank's "jumbo" and other certificates of deposit as of December 31, 1996.

                                                                             Maturity
                                                      --------------------------------------------------------------
                                                                        Over         Over
                                                      3 Months        3 to 6      6 to 12          Over
                                                      or Less         Months       Months      12 months      Total
                                                                           (In Thousands)

Certificates of deposit less than $100,000.......     $ 10,590      $ 16,963     $ 28,172      $ 24,942     $ 80,667

Certificates of deposit of $100,000 or more......          652           630        2,907         2,038        6,227
                                                     ---------     ---------    ---------     ---------     --------

Total certificates of deposit....................      $11,242       $17,593      $31,079       $26,980      $86,894
                                                       =======       =======      =======       =======      =======

         Borrowings. Schenectady Federal's other available sources of funds include advances from the FHLB of New York and other borrowings. As a member of the FHLB of New York, the Bank is required to own capital stock in the FHLB of New York and is authorized to apply for advances from the FHLB of New York. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of New York may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. At December 31, 1996, the Bank had no FHLB advances outstanding. On such date, the Bank had a collateral pledge arrangement with FHLB of New York pursuant to which the Bank may borrow up to $49.8 million for liquidity purposes.

         During the fiscal year ended December 31, 1996, the Bank had less than $1,000 of average FHLB advances or other borrowings outstanding. During the fiscal year ended December 31, 1995 and 1994 the Bank had no FHLB advances or other borrowings.

Competition

         Schenectady Federal faces strong competition both in originating real estate loans and in attracting deposits. Competition in originating loans comes primarily from mortgage bankers, commercial banks which have received a reduction in deposit insurance premiums, credit unions and other savings institutions, which also make loans secured by real estate located in the Bank's market area. The Bank competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

         Competition for deposits is principally from money market and mutual funds, securities firms, commercial banks, credit unions and other savings institutions located in the same communities. The ability of the Bank to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenient locations and other factors. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and a customer oriented staff.

Employees

         At December 31, 1996, the Bank had a total of 57 full-time and 9 part-time employees. None of the Bank's employees are represented by any collective bargaining. Management considers its employee relations to be good.

Subsidiary Activities

         As a federally chartered savings and loan association, Schenectady Federal is permitted by OTS regulations to invest up to 2% of its assets in the stock of, or loans to, service corporation subsidiaries, and may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. At December 31, 1996 Schenectady Federal's investment in its service corporation totaled $16,000. In addition to investments in service corporations, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal savings association may engage in directly.

         At December 31, 1996, Schenectady Federal had one wholly owned service corporation, SSLA Services Corp. ("SSLA"). The corporation was formed in 1983 to sell insurance products. In 1994, SSLA was authorized to sell mutual funds. For the year ended December 31, 1996, SSLA sold mutual funds totaling $248,000. No assurance can be made that a material amount of mutual fund sales will occur in the future. For the fiscal year ended December 31, 1996, SSLA had net income of $8,000. For the fiscal years ending December 31, 1995 and 1994 SSLA had a net loss of $10,000, and $15,000, respectively.


                                   REGULATION

General

         Schenectady Federal is currently a federally chartered savings and loan association, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, Schenectady Federal is subject to broad federal regulation and oversight extending to all its operations. Schenectady Federal is a member of the FHLB of New York and is subject to certain limited regulation by the Federal Reserve Board. As the savings and loan holding company of Schenectady Federal, the Holding Company also is subject to federal regulation and oversight. The purpose of the regulation of the Holding Company and other holding companies is to protect subsidiary savings associations. Schenectady Federal is a member of the SAIF and the deposits of Schenectady Federal are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over Schenectady Federal.

         Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

Federal Regulation of Savings Associations

         The OTS has extensive authority over the operations of savings associations. As part of this authority, Schenectady Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of Schenectady Federal was as of September 1996. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require Schenectady Federal to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. Schenectady Federal's OTS assessment for the fiscal year ended December 31, 1996 was $50,000.

         The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including Schenectady Federal and the Holding Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease- and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

         In addition, the investment, lending and branching authority of Schenectady Federal is prescribed by federal laws and regulations, and it is prohibited from engaging in any activities not permitted by such laws and regulations. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. Schenectady Federal is in compliance with the noted restrictions.

         Schenectady Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1996, Schenectady Federal's lending limit under this restriction was $2.7 million. Schenectady Federal is in compliance with the loans-to-one borrower limitation.

         The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on matters such as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action. The OTS and other federal banking agencies have also proposed additional guidelines on asset quality and earnings standards. No assurance can be given as whether or in what form the proposed regulations will be adopted.

Insurance of Accounts and Regulation by the FDIC

         Schenectady Federal is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system, under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, ranging from .23% to .31% of deposits, based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

         The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

         For the first six months of 1995, the assessment schedule for BIF members and SAIF members ranged from .23% to .31% of deposits. As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio the FDIC revised the premium schedule for BIF insured institutions to provide a range of .04% to .31% of deposits. The revisions became effective in the third quarter of 1995. In addition, the BIF rates were further revised, effective January 1996, to provide a range of 0% to
 .27%. The SAIF rates, however, were not adjusted. At the time the FDIC revised the BIF premium schedule, it noted that, absent legislative action (as discussed below), the SAIF would not attain its designated reserve ratio until the year 2002. As a result, SAIF insured members would continue to be generally subject to higher deposit insurance premiums than BIF insured institutions until, all things being equal, the SAIF attained its required reserve ratio.

         In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted in September 1996. The legislation provides for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provides for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. The special assessment rate has been established at .657% of deposits by the FDIC and the resulting assessment of $930,000 was paid in November 1996.

         Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s. Although the FDIC has proposed that the SAIF assessment be equalized with the BIF assessment schedule, effective October 1, 1996, SAIF-insured institutions will continue to be subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as Schenectady Federal. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rates to be established by the FDIC to implement this requirement for all FDIC- insured institutions is uncertain at this time, but are anticipated to be about a 6.5 basis points assessment on SAIF deposits and 1.5 basis points on BIF deposits until BIF insured institutions participate fully in the assessment.

Regulatory Capital Requirements

         Federally insured savings associations, such as Schenectady Federal, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk- based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 1996, Schenectady Federal had no intangible assets which were required to be deducted from tangible capital.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. The subsidiaries of Schenectady Federal are includable subsidiaries.

         At December 31, 1996, Schenectady Federal had tangible capital of $17.8 million, or 10.77% of adjusted total assets, which is approximately $15.3 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3.0% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions of FDICIA discussed below, however, a savings association must maintain a core capital ratio of at least 4.0% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3.0% ratio. At December 31, 1996, Schenectady Federal had no intangibles which were subject to these tests.

         At December 31, 1996, Schenectady Federal had core capital equal to $17.8 million, or 10.77% of adjusted total assets, which is $12.8 million above the minimum leverage ratio requirement of 3.0% as in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The

OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1996, Schenectady Federal had $642,000 of general loss reserves, which was less than 1.25% of risk-weighted assets and was included in capital.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. Schenectady Federal had no such exclusions from capital and assets at December 31, 1996.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC.

         The OTS has adopted a final rule that requires every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain when this evaluation may be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise.

         On December 31, 1996, Schenectady Federal had total capital of $17.1 million (including $17.8 million in core capital and $642,000 in qualifying supplementary capital) and risk-weighted assets of $88.0 million; or total capital of 20.9% of risk-weighted assets. This amount was $10.6 million above the 8.0% requirement in effect on that date.

         The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

          As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

         Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

         The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The imposition by the OTS or the FDIC of any of these measures on Schenectady Federal may have a substantial adverse effect on Schenectady Federal's operations and profitability. Holding Company shareholders do not have preemptive rights, and therefore if the Holding Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Holding Company.

Limitations on Dividends and Other Capital Distributions

         OTS regulations impose various restrictions or requirements on associations with respect to their ability to pay dividends or make other distributions of capital which include dividends, stock redemptions or repurchases cash-out mergers and other transactions charged to the capital account. OTS regulations prohibit an association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

         Generally, savings associations, such as Schenectady Federal, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of its net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. Schenectady Federal may pay dividends in accordance with this general authority.

         The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not of supervisory concern (as defined by regulation) and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

         Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during the 30-day notice period based on safety and soundness concerns. See "Regulatory Capital Requirements."

Liquidity

         All savings associations, including Schenectady Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what Schenectady Federal includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operation Liquidity and Capital Resources." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. For the year ended December 31, 1996, Schenectady Federal was in compliance with both requirements, with an overall average daily liquid asset ratio of 26.1% and a short-term liquid assets ratio of 5.7%.

Accounting

         An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. Schenectady Federal is in compliance with these amended rules.

         The OTS has adopted an amendment to its accounting regulations, which may be made more stringent than GAAP by the OTS, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

Qualified Thrift Lender Test

         All savings associations, including Schenectady Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At December 31, 1996, Schenectady Federal met the test and has always met the test since its effectiveness.

         Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the Bank Insurance Fund. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

Community Reinvestment Act

         Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of Schenectady Federal, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

         The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in July 1995 and received a rating of satisfactory.

Transactions with Affiliates

         Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of Schenectady Federal include the Holding Company and any company which is under common control with Schenectady Federal. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. Schenectady Federal's subsidiaries are not deemed affiliates, however; the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

         Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

Holding Company Regulation

         The Holding Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Holding Company is required to register and file reports and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Holding Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

         As a unitary savings and loan holding company, the Holding Company generally is not subject to activity restrictions. If the Holding Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Holding Company and any of its subsidiaries (other than Schenectady Federal or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

         If Schenectady Federal fails the QTL test, the Holding Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Holding Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "Qualified Thrift Lender Test."

         The Holding Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

Federal Securities Law

         The stock of the Holding Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Holding Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

         Holding Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Holding Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Holding Company meets specified current public information requirements, each affiliate of the Holding Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1996, Schenectady Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

         Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System

         Schenectady Federal is a member of the FHLB of New York, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, Schenectady Federal is required to purchase and maintain stock in the FHLB of New York. At December 31, 1996, Schenectady Federal had $1.2 million in FHLB stock, which was in compliance with this requirement. In past years, Schenectady Federal has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 8.2% and were 6.5% in 1996. For the year ended December 31, 1996, dividends paid by the FHLB of New York to Schenectady Federal totaled $78,000, which constitute a $8,000 decrease from the amount of dividends received in 1995. The $20,000 dividend received for the quarter ended December 31, 1996 reflects an annualized rate of 6.6%.

         Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of Schenectady Federal's FHLB stock may result in a corresponding reduction in Schenectady Federal's capital.

Federal and State Taxation

         Federal Taxation. Savings associations such as the Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction is computed under the experience method. Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

         In August 1996, federal legislation was enacted that changed the manner in which the bad debt reduction is calculated by thrift institutions, including the Bank. Formerly the Bank had been allowed to calculate its deduction under the experience or percentage of taxable income methods and deduct the higher amount. The percentage of taxable income method was repealed effective for the 1996 tax year. The legislation effectively requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995.

         In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

         To the extent prior years earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 1996, the Bank's Excess for tax purposes totaled approximately $4.6 million.

         The Bank and its subsidiaries file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting. The Holding Company intends to file consolidated federal income tax returns with the Bank and its subsidiaries.

         The Bank and its consolidated subsidiaries have been audited by the IRS with respect to consolidated federal income tax returns through December 31, 1985. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, the Bank) would not result in a deficiency which could have a material adverse effect on the financial condition of the Bank and its consolidated subsidiaries.

         New York Taxation. The Bank and its subsidiaries that operate in New York are subject to New York state taxation. The Bank is subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (i) 9% of the Bank's "entire net income" allocable to New York State during the taxable year, or (ii) the applicable alternative minimum tax. The alternative minimum tax is generally the greater of (a) 0.01% of the value of the Bank's assets allocable to New York State with certain modifications, (b) 3% of the Bank's "alternative entire net income" allocable to New York State, or
(c) $250. In addition, New York also imposes a surtax of approximately 3% on the applicable tax described above. The surtax is scheduled to expire in 1996. Entire net income is similar to federal taxable income, subject to certain modifications (including the fact that net operating losses cannot be carried back or carried forward) and alternative entire net income is equal to entire net income without certain modifications.

         Delaware Taxation. As a Delaware holding company, the Holding Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Holding Company is also subject to an annual franchise tax imposed by the State of Delaware.

Executive Officers of the Company

         The executive officers of the Company, each of whom is currently an executive officer of the Bank, are identified below. The executive officers of the Company are elected annually by the Company's Board of Directors.

         Name                     Age(1)            Position With Company
         ----                     ------            ---------------------
Joseph H. Giaquinto                 57        Chairman of the Board, President and
                                              Chief Executive Officer

David J. Jurczynski                 37        Vice President, Treasurer and Chief Financial Officer

Richard D. Ammian                   49        Senior Vice President and Corporate Secretary

(1)  As of December 31, 1996

Executive Officers of the Company

     Joseph H. Giaquinto. Mr. Giaquinto, age 57, is Chairman of the Board, President and Chief Executive Officer of the Bank and the Holding Company. Mr. Giaquinto began his career with Schenectady Federal in 1961 and has served in a variety of positions including his current positions since 1984.

     Richard D. Ammian. Mr. Ammian, age 49, is Senior Vice President of Administration and Marketing and Corporate Secretary. In that capacity, Mr. Ammian is responsible for human resources, employee benefits, marketing and property management functions of the Bank. Mr. Ammian joined the Bank in 1978 and held various positions with the Bank until his promotion to his current positions in 1988.

     David J. Jurczynski. Mr. Jurczynski, age 37, is Vice President, Treasurer, and Chief Financial Officer of the Bank. Mr. Jurczynski was appointed to the position in October 1996. From 1990 to 1996, Mr. Jurczynski was Vice President and Treasurer of Cohoes Savings Bank. Mr. Jurczynski is a certified public accountant.

Item 2.  Properties

Properties

    The following table sets forth information concerning the main office and each branch office of the Bank at December 31, 1996. At December 31, 1996, the Bank's premises had an aggregate net book value of approximately $1.1 million.

                                   Year            Owned or            Net Book Value at
      Location                  Acquired           Leased             December 31, 1996
      --------                  --------           ------             -----------------
                                               (In Thousands)
Main Office:
251-263 State Street              1959             Owned                     $679
Schenectady, New York
Full Service Branches:
262 Saratoga Road                 1981             Leased                    $ 52
Scotia, New York                                   (expires
                                                   2006)
2526-2528 Broadway                1977             Owned                     $380
Schenectady, New York

         The Bank believes that its current facilities are adequate to meet the present and foreseeable future needs of the Bank and the Holding Company. The Bank may look to open new branches when and if the prospective market is deemed to provide an opportunity to the Bank.

         The Bank's depositor and borrower customer files are maintained by an independent data processing company. The net book value of the data processing and computer equipment utilized by the Bank at December 31, 1996 was approximately $245,000.

Item 3.  Legal Proceedings

    The Holding Company and the Bank are involved as plaintiff or defendant in various legal actions arising in the normal course of its business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Holding Company and the Bank in the proceedings, that the resolution of these proceedings should not have a material effect on Company's consolidated financial position, results of operations or liquidity.


Item 4.  Submission of Matters to a Vote of Securities Holders

    No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1996.

                                     PART II

Item 5.  Market for Common Equity and Related
                             Stockholder Matters

    Page 51 of the Company's 1996 Annual Report to Stockholders is herein incorporated by reference.


Item 6.  Management's Discussion and Analysis of Financial
                             Condition and Results of Operations

    Pages 4 through 16 of the Company's 1996 Annual Report to Stockholders is herein incorporated by reference.

Item 7.  Financial Statements

    The following information appearing in the Company's Annual Report to Stockholders for the year ended December 31, 1996, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.

      Annual Report Section

      Selected Consolidated Financial Information

      Management's Discussion and Analysis of Financial Condition and Results of Operation

      Independent Auditors' Report

      Consolidated Balance Sheets as of
         December 31, 1996 and 1995

      Consolidated Statements of Income for the Years
         Ended December 31, 1996, 1995 and 1994

      Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1996, 1995 and 1994

      Consolidated Statements of Cash Flows for the
         Years Ended December 31, 1996, 1995 and 1994

      Notes to Consolidated Financial Statements

         With the  exception of the  aforementioned  information,  the Company's
Annual Report to Stockholders for the year ended December 31, 1996, is not deemed filed as part of this Annual Report on Form 10-KSB.


Item 8.  Changes In and Disagreements With Accountants on
                             Accounting and Financial Disclosure

         There has been no current report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change in accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure nor has there been a change of accountants within the past 24 months.


                                    PART III


Item 9.   Directors, Promoters and Control Persons; Compliance With
                               Section 16(a) of the Exchange Act

Directors

         Information concerning directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 1996 a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

         Information regarding the business experience of the executive officers of the Company and the Bank contained in Part I of this 10-KSB is incorporated herein by reference.

Item 10.  Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the fiscal year ended December 31, 1996, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the fiscal year ended December 31, 1996, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Certain Relationships and Related Transactions

         Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 1996, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

                                                                                Reference to
                                                                                Prior Filing
                                                                                 or Exhibit
Regulation                                                                         Number
S-B Exhibit                                                                       Attached
  Number                           Document                                        Hereto
  ------                           --------                                        ------
     2              Plan of acquisition, reorganization
                     arrangement, liquidation or succession.....................    None
     3              Articles of Incorporation and Bylaws........................      *
     4              Instruments defining the rights of
                     security holders, including indentures:
                       Common Stock Certificate.................................      *
     9              Voting trust agreement......................................    None
    10              Material Contracts
    10.1               1996 Stock Option and Incentive Plan.....................    None
    10.2               1996 Management Recognition Plan.........................    None
    11              Statement re: computation of per
                     share earnings.............................................    None
    12              Statement re: computation of ratios.........................    None
    13              Annual Report to Security Holders...........................     13
    16              Letter on change in certifying
                     accountant.................................................    None
    18              Letter on change in accounting
                     principles.................................................    None
    21              Subsidiaries of Registrant..................................     21
    22              Published report regarding matters
                     submitted to vote of security holders......................    None
    23              Consent of Experts and Counsel..............................    None
    24              Power of Attorney...........................................    None
    27              Financial Data Schedule.....................................    None
    28              Information from reports furnished to
                     state insurance regulatory authorities.....................    None
    99              Additional exhibits.........................................    None
--------------------

        * Filed as exhibits to the Company's S-1 registration statement filed on March 17, 1995, (File No.33-90422) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

      (b)  Reports on Form 8-K:

           None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      SFS BANCORP, INC.



Date:  March 31, 1997                         By:    /s/Joseph H. Giaquinto
                                                     ----------------------
                                                     Joseph H. Giaquinto (Duly
                                                     Authorized Representative)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:   /s/Joseph H. Giaquinto                   By:/s/John F. Assini
--------------------------                     ----------------------
      Joseph H. Giaquinto, Chairman of the        John F. Assini, M.D.
      Board, President and Chief Executive        Vice Chairman of the Board
      Officer (Principal Executive and
      Operating Officer)


Date: March 31, 1997                            Date: March 31, 1997




By:  /s/Richard A. Ammian                      By:/s/Gerald I. Klein
------------------------                        -----------------------
      Richard A. Ammian, Director                 Gerald I. Klein, Director



Date:  March 31, 1997                          Date:  March 31, 1997




By:  /s/Robert A. Schlansker                   By:/s/David J. Jurczynski
----------------------------                       ----------------------
     Robert A. Schlansker                         David J. Jurczynski
     Director                                     Vice President, Treasurer and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

Date: March 31, 1997                           Date:  March 31, 1997