Form 10QSB
period 1997-03-31
SFS BANCORP INC
filed 1997-05-15
CIK 942135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


        For the Quarter ended March 31, 1997 Commission File No. 0-25994


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

Indicate the number of shares of outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                               Number of shares outstanding
 Class of Common Stock                              as of April 30, 1997
 ---------------------                       ---------------------------
 Common Stock, Par Value $.01                            1,235,997


Transitional Small Business Disclosure Format (Check One):  Yes [   ]   No [ X ]

                        SFS BANCORP, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                 March 31, 1997


INDEX

Part I    FINANCIAL INFORMATION


Item 1.   Interim Financial Statements..........................................

            Consolidated Statements of Income for the Three
            months ended March 31, 1997 and 1996, (Unaudited)...................

            Consolidated Statements of Financial Condition as
            of March 31, 1997, (Unaudited) and December 31, 1996................

            Consolidated Statements of Changes in Stockholders' Equity for
            the Three months ended March 31, 1997 and 1996,  (Unaudited)........

            Consolidated Statements of Cash Flows for the Three
            months ended March 31, 1997 and 1996  (Unaudited)...................

            Notes to unaudited consolidated interim financial statements........

Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations....................

Part II   OTHER INFORMATION

Item 1.   Legal Proceedings.....................................................

Item 2.   Changes in Securities.................................................

Item 3.   Defaults Upon Senior Securities.......................................

Item 4.   Submission of Matters to a Vote of Security Holders...................

Item 5.   Other Information.....................................................

Item 6.   Exhibits and Reports on Form 8-K......................................

Signatures......................................................................

Exhibit 3. Amendment to Bylaws .................................................

                        SFS BANCORP, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                 March 31, 1997



 -------------------------------------------------------------------------------


                         PART I - FINANCIAL INFORMATION


Item 1. - Interim Financial Statements

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

         The interim financial statements presented in this Form 10-QSB reflect the consolidated financial condition and results of operations of the Company and its subsidiary.

                            SFS BANCORP, INC. AND SUBSIDIARY
                            Consolidated Statements of Income
                          (In Thousands, Except Per Share Data)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                     ------------------
                                                                      1997       1996
                                                                     ------     ------
                                                                        (Unaudited)
Interest income:
      Real estate loans ........................................     $2,300      2,079
      Other loans ..............................................          9         13
      Mortgage-backed securities ...............................        317        387
      Debt securities ..........................................        237        290
      Federal funds sold and cash deposits .....................         47         89
      Securities available for sale ............................         37        119
      Stock in Federal Home Loan Bank ..........................         20         19
                                                                     ------     ------
             Total interest income .............................      2,967      2,996

Interest expense:
      Deposits .................................................      1,548      1,566
                                                                     ------     ------
             Net interest income ...............................      1,419      1,430

Provision for loan losses ......................................         30         30
                                                                     ------     ------
             Net interest income after provision for loan losses      1,389      1,400
                                                                     ------     ------

Noninterest income:
      Service fee income .......................................          4          5
      Other loan charges .......................................         38         43
      Bank fees and service charges ............................         38         32
      Other ....................................................         11         11
                                                                     ------     ------
             Total noninterest income ..........................         91         91
                                                                     ------     ------

                            SFS BANCORP, INC. AND SUBSIDIARY
                            Consolidated Statements of Income
                          (In Thousands, Except Per Share Data)
                                      (continued)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                     ------------------
                                                                      1997       1996
                                                                     ------     ------
                                                                        (Unaudited)
Noninterest expense:
      Compensation and employee benefits .......................        695        615
      Advertising and business promotion .......................         42         36
      Office occupancy and equipment expense ...................        157        130
      Federal deposit insurance premiums .......................          5         81
      Other insurance premiums .................................         22         23
      Mortgage servicing fees ..................................          9         10
      Data processing fees .....................................         45         42
      Professional service fees ................................         65         68
      Other ....................................................         83         71
                                                                     ------     ------
             Total noninterest expense .........................      1,123      1,076
                                                                     ------     ------

             Income before taxes ...............................        357        415

Income tax expense .............................................        132        126
                                                                     ------     ------
             Net income ........................................     $  225        289
                                                                     ======     ======

Earnings per share .............................................     $  .19        .21
                                                                     ======     ======


See accompanying notes to unaudited consolidated interim financial statements.

                                      SFS BANCORP, INC. AND SUBSIDIARY
                               Consolidated Statements of Financial Condition
                                     (In Thousands, Except Share Data)

                                                                                   March 31,   December 31,
                                                                                     1997           1996
                                                                                  ---------      ---------
                                                                                 (Unaudited)
Assets

Cash and due from banks .....................................................     $   1,481          1,296
Federal funds sold ..........................................................         4,100          1,600
                                                                                  ---------      ---------
            Total cash and cash equivalents .................................         5,581          2,896

Securities available for sale, at fair value ................................         4,951          1,990
Investment securities:
     Debt securities (approximate fair value of $14,344
             at March 31, 1997 and $15,642 at December 31, 1996) ............        14,519         15,746
   Mortgage-backed securities (approximate fair value of
            $19,431 at March 31, 1997 and $20,322 at December 31, 1996) .....        19,657         20,434
Investment required by law, stock in Federal Home Loan Bank of NY, at cost ..         1,338          1,215
Loans receivable, net .......................................................       118,526        118,455
Accrued interest receivable .................................................           999          1,137
Premises and equipment, net .................................................         2,194          1,921
Real estate owned ...........................................................            89            178
Prepaid expenses and other asset ............................................           987            916
                                                                                  ---------      ---------
                     Total Assets ...........................................     $ 168,841        164,888
                                                                                  =========      =========

Liabilities and Stockholders' Equity

Liabilities:
    Due to depositors:
          Demand deposits ...................................................     $  10,167         10,496
          Savings accounts ..................................................        43,548         43,226
          Time deposit accounts .............................................        90,659         86,894
                                                                                  ---------      ---------
               Total Deposits ...............................................       144,374        140,616

     Advance payments by borrowers for property taxes and insurance .........           949          1,160
     Accrued expenses and other liabilities .................................         1,585          1,441
                                                                                  ---------      ---------
                              Total Liabilities .............................       146,908        143,217
                                                                                  ---------      ---------

                                      SFS BANCORP, INC. AND SUBSIDIARY
                               Consolidated Statements of Financial Condition
                                           (Dollars in Thousands)

                                                                                   March 31,   December 31,
                                                                                     1997           1996
                                                                                  ---------      ---------
                                                                                 (Unaudited)
Stockholders' Equity:

   Preferred stock, $.01 par value.  Authorized 500,000 shares; none issued .          --             --
     Common stock, $.01 par value. Authorized 2,500,000 shares; 1,495,000 shares issued; 1,270,997 shares outstanding at March 31, 1997 and
      December 31, 1996 .....................................................            15             15
   Additional paid-in capital ...............................................        14,260         14,260
   Retained earnings, substantially restricted ..............................        11,836         11,687
   Common stock acquired by :
   Employee stock ownership plan ("ESOP") (95,680 shares) ...................          (957)          (957)
   Recognition and retention plan ("RRP") (34,205 shares) ...................          (403)          (540)
   Treasury stock, at cost (224,003 shares at  March 31, 1997 and
            December 31, 1996) ..............................................        (2,840)        (2,840)

Net unrealized gain on securities available for sale, net of taxes...........            22             46
                                                                                  ---------      ---------
     Total Stockholders' Equity .............................................        21,933         21,671
                                                                                  ---------      ---------
     Total Liabilities and Stockholders' Equity .............................     $ 168,841        164,888
                                                                                  =========      =========

See accompanying notes to unaudited consolidated interim financial statements.

                                                  SFS BANCORP, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                     (In Thousands) (Unaudited)

                                                                           NET
                                                                       UNREALIZED
                                                                       GAIN (LOSS)
                                                                           ON          COMMON       COMMON
                                             ADDITIONAL                 SECURITIES     STOCK         STOCK
                                  COMMON      PAID-IN      RETAINED     AVAILABLE     ACQUIRED      ACQUIRED    TREASURY
                                   STOCK      CAPITAL      EARNINGS     FOR SALE      BY ESOP       BY RRP       STOCK       TOTAL
                                   -----      -------      --------     --------      -------       ------       -----       -----
Three Months Ended
March 31, 1997

Balance at December 31, 1996 ..    $  15      14,260        11,687         46          (957)        (540)      (2,840)      21,671

Net income ....................       --          --           225         --            --           --           --          225

Net unrealized loss on
  securities available for sale       --          --            --        (24)           --           --           --          (24)


RRP shares issued .............       --          --            --         --            --          137           --          137

Cash dividends  declared ......       --          --           (76)        --            --           --           --          (76)

Purchase of Treasury shares ...       --          --            --         --            --           --           --           --
                                   -----      ------        ------       ----         -----       ------       -------      ------

Balance at March 31, 1997 .....    $  15      14,260        11,836         22          (957)        (403)      (2,840)      21,933
                                   =====      ======        ======      =====         =====       ======       ======       ======

Three Months Ended
March 31, 1996

Balance at December 31, 1995 ..    $  15      14,221        11,013         88        (1,076)          --           --       24,261

Net income ....................       --          --           289         --            --           --           --          289

Net  unrealized gain on
securities available for sale .       --          --            --        (24)           --           --           --          (24)


Purchase of  Treasury shares ..       --          --            --         --            --           --       (1,252)      (1,252)
                                   -----      ------        ------       ----        ------       ------       ------       ------

Balance at March 31, 1996 .....    $  15      14,221        11,302         64        (1,076)          --       (1,252)      23,274
                                   =====      ======        ======       ====        ======       ======       ======       ======


See accompanying notes to unaudited consolidated interim financial statements.

                              SFS BANCORP, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (In Thousands)

                                                                         Three Months Ended
                                                                               March 31,
                                                                         ------------------
                                                                          1997         1996
                                                                       -------      -------
                                                                             (Unaudited)
Increase (decrease) in cash and cash equivalents:
    Reconciliation of net income to net cash provided
         by operating activities:
         Net income ..............................................     $   225          289
         Adjustments to reconcile net income to
            net cash provided by operating activities:
              Depreciation and amortization ......................          42           36
              Net accretion on investment securities .............          (2)          (5)
              Amortization of award of RRP ...........................     137         --
              Provision for loan losses ..........................          30           30
              Decrease in accrued interest receivable ............         138          126
              Increase in prepaid expense and other assets .......         (71)        (144)
              Increase in accrued expense and other liabilities ..         159          321
                                                                       -------      -------
                   Total adjustments .............................         433          364
                                                                       -------      -------
                 Net cash provided by operating activities .......         658          653
                                                                       -------      -------
Cash flows from investing activities:
    Proceeds from maturity/paydown of investment securities ......       1,229        5,614
    Purchase of investment securities ............................        --         (6,000)
    Purchase of securities available for sale ....................      (3,000)        --
    Purchase of Federal Home Loan Bank stock .....................        (123)         (99)
    Principal repayments on mortgage-backed securities ...........         777          695
    Net (increase) decrease in loans receivable ..................         187       (2,149)
    Purchase of loans receivable .................................        (300)        (937)
    Capital expenditures, net of disposals .......................        (315)         (16)
    Proceeds from the sale of real estate owned ..................         101         --
                                                                       -------      -------
                  Net cash used by investing activities ..........      (1,444)      (2,892)
                                                                       -------      -------
Cash flows from financing activities:
    Net increase in deposits .....................................       3,758          105
    Net decrease in advance payments by borrowers for
         property taxes and insurance ............................        (211)        (399)
    Dividends paid ...............................................         (76)        --
    Purchase of treasury stock ...................................        --         (1,252)
                                                                       -------      -------
                  Net cash (used) provided in financing activities       3,471       (1,546)
                                                                       -------      -------
    Net (decrease) increase in cash and cash equivalents .........       2,685       (3,785)
    Cash and cash equivalents at beginning of period .............       2,896       10,453
                                                                       -------      -------
    Cash and cash equivalents at end of period ...................     $ 5,581        6,668
                                                                       =======      =======

                              SFS BANCORP, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (In Thousands)
                                        (continued)

                                                                         Three Months Ended
                                                                               March 31,
                                                                         ------------------
                                                                          1997         1996
                                                                       -------      -------
                                                                             (Unaudited)
Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
         Interest paid ...........................................     $ 1,549        1,569
                                                                       =======      =======
         Taxes paid ..............................................     $  --             14
                                                                       =======      =======
    Transfer of loans to other real estate owned .................     $    12         --
                                                                       =======      =======
    Net unrealized loss on securities available for sale,
       net of taxes .. ...........................................     $   (24)         (24)
                                                                       =======      =======
    Deferred tax benefit on unrealized loss on securities
       available for sale ........................................     $   (15)        --
                                                                       =======      =======


See accompanying notes to unaudited consolidated interim financial statements.

                        SFS BANCORP, INC. AND SUBSIDIARY
          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 1.  Presentation of Financial Information

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related management's discussion and analysis of financial condition and results of operations filed with the 1996 Form 10-KSB of SFS Bancorp, Inc. and Subsidiary (the "Company"). In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for the fair presentation of the unaudited interim consolidated financial statements as of and for the period ended March 31, 1997 have been included. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of results that may be expected for the entire year ending December 31, 1997.

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

For purposes of calculating earnings per share, the weighted average number of shares outstanding was 1,175,317 and 1,365,547 for the three month periods ended March 31, 1997 and 1996, respectively.

                        SFS BANCORP, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                 MARCH 31, 1997



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

The Bank operates as a thrift institution with the principal business being the solicitation of deposits from the general public; these deposits, together with funds generated from operations, are invested primarily in single-family, owner occupied adjustable-rate mortgage loans. The Bank is a member of the Federal Home Loan Bank of New York ("FHLB") and is subject to certain regulations of the Board of Governors of the Federal Reserve System with respect to reserves required to be maintained against deposits and certain other matters. The Bank's deposit accounts are insured by the Savings Association Insurance Fund ("SAIF"), as administered by the Federal Deposit Insurance Corporation ("FDIC"), up to the maximum amount permitted by law. The Bank is subject to regulation by the Office of Thrift Supervision ("OTS"). The Bank conducts its business through a four branch network located in Schenectady County situated in eastern upstate New York. The Bank's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its loan and mortgage-backed securities portfolios, investment securities and securities available for sale portfolios and other earning assets, and its cost of funds, consisting of the interest paid on its deposits. The Bank's operating results are also impacted by the provision for loan losses, and to a lesser extent, by gains and losses on the sale of its securities available for sale portfolio and other noninterest income. The Bank's operating expenses principally consist of employee compensation and benefits, occupancy expense and other general and administrative expenses. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of the regulatory authorities.

LIQUIDITY AND CAPITAL RESOURCES

The Company's most liquid assets are cash and cash equivalents and available for sale securities. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. Cash and cash equivalents of $2.9 million at December 31, 1996, increased $2.7 million to $5.6 million at March 31, 1997 primarily as a result of increases in federal funds sold. The Company's primary sources of funds are deposits and principal and interest payments on its loan and securities portfolios. While maturities and scheduled amortization of loans and securities are, in general, a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS Regulations. This requirement, which may vary at the direction of the OTS depending on economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio of liquid assets to deposits and short-term borrowings is currently 5%. The Bank's liquidity ratio was 25.23% and 22.58% at March 31, 1997 and December 31, 1996, respectively.

The Company's cash flows are comprised of three classifications: cash flows from operating activities; cash flows from investing activities; and cash flows from financing activities. Net cash flows provided by operating activities, consisting primarily of interest and dividends received less interest paid on deposits, was $658,000 and $653,000 for the three months ended March 31, 1997 and 1996, respectively. Net cash used by investing activities, consisting primarily of disbursements for the origination and purchase of loans and the acquisition of securities partially offset by principal collections on loans and mortgage-backed securities and by proceeds from the sale and maturity of securities, was $1.4 million and $2.9 million for the three months ended March 31, 1997 and 1996, respectively. Net cash provided in financing activities, consisting primarily of a net increase in deposits offset by a net decrease in advance payments by borrowers for property taxes and insurance and dividends paid, was $3.5 million for the three months ended March 31, 1997. Net cash used by financing activities for the three months ended March 31, 1996 of $1.5 million consisted primarily of the purchase of treasury stock and a net decrease in advance payments by borrowers for property taxes and insurance offset by a net increase in deposits.

During the three month period ended March 31, 1996 the Company repurchased 100,000 shares. The average price of treasury shares purchased was $12.52 totaling $1.3 million. The average price paid of $12.52 was approximately 75.1% of the Company's book value per share of $16.68 at March 31, 1996. Management believes that the repurchase of shares at less than book value is an appropriate utilization of excess capital. The Office of Thrift Supervision (OTS) restricts the number of shares which may be repurchased during the three year period following conversion. Generally, only 5% of shares outstanding may be repurchased annually during the first three years following conversion. However, the OTS has allowed additional share repurchases of 5% annually based on extenuating facts and circumstances. The Company announced on October 9, 1996 its intention to repurchase up to an additional 5% of its outstanding shares. As of March 31, 1997, the Company had not repurchased any shares relative to this announcement.

At March 31, 1997, the Bank's capital exceeded each of the capital requirements of the OTS. At March 31, 1997, the Bank's tangible and core capital levels were both $21.9 million (13.0% of total adjusted assets) and its risk-based capital level was $22.6 million (25.2% of total risk-weighted assets). The current minimum regulatory capital ratio requirements are 1.5% for tangible capital, 3.0% for core capital and 8.0% for risk-weighted capital.

FINANCIAL CONDITION

Total assets increased $ 4.0 million (2.4%) to $168.8 million at March 31, 1997 from $164.9 million at December 31, 1996. This increase occurred as securities available for sale grew $3.0 million (148.8%) to $5.0 million and federal funds sold increased $2.5 million (156.3%) to $4.1 million at March 31, 1997. Additionally, premises and equipment, net increased $273,000 (14.2%) to $2.2 million at March 31, 1997 due primarily to the opening of the Bank's fourth branch. Offsetting these increases was a decrease in investment securities of $2.0 million (5.5%) to $34.2 million at March 31, 1997.

At March 31, 1997, total liabilities were $146.9 million representing an increase of $3.7 million (2.6%) from December 31, 1996. The increase was largely attributable to a net increase in deposits associated with the opening of a new branch. Stockholders' equity increased $262,000 to $21.9 million at March 31, 1997 as compared to $21.7 million at December 31, 1996. Retained earnings increased by $149,000 primarily as a result of net income of the Company for the three month period ended March 31, 1997 offset by dividends paid totaling $76,000. Net unrealized gain on securities available for sale, net of taxes decreased $24,000 to $22,000 at March 31, 1997.

Nonperforming assets increased $129,000 (12.8%) totaling $1.1 million at March 31, 1997, compared with $1.0 million at December 31, 1996. The ratio of nonperforming loans to total loans receivable, net was .89% at March 31, 1997, compared with .70% at December 31, 1996. The ratio of nonperforming assets to total assets at March 31, 1997, was .68% compared with .61% at December 31, 1996.

Loan Receivable, Net

A summary of loans receivable, net at March 31, 1997 and December 31, 1996 is as follows:

                                                        March 31,     December 31,
                                                        ---------     ------------
                                                          1997            1996
                                                        --------        --------
Loans secured by real estate:
   Residential:
      Conventional .............................        $ 85,526          84,840
      Home Equity ..............................          22,654          22,904
      FHA Insured ..............................           3,366           3,511
      VA Guaranteed ............................           2,594           2,810
   Commercial and multi-family .................           4,668           4,532
                                                        --------        --------
                                                         118,808         118,597
Other loans ....................................             416             523
                                                        --------        --------
                                                         119,224         119,120
                                                        --------        --------
Less:
   Unearned discount and net deferred loan fees               22              23
   Allowance for loan losses ...................             676             642
                                                        --------        --------
                                                             698             665
                                                        --------        --------

Loans receivable, net ..........................        $118,526         118,455
                                                        ========        ========

The following table sets forth the information with regard to nonperforming assets.

                                                        March 31,     December 31,
                                                           1997           1996
                                                          ------          ------
Loans on a nonaccrual status ...................          $1,030             801
Loans contractually past due 90 days or
   more and still accruing interest ............              21              32
                                                          ------          ------
      Total nonperforming loans ................           1,051             833
Other real estate owned ........................              89             178
                                                          ------          ------
      Total nonperforming assets ...............          $1,140           1,011
                                                          ======          ======

The following table sets forth the information with regard to changes in the allowance for loan losses.

                                                            For the three months
                                                               ended March 31,
                                                           ---------------------
                                                            1997            1996
                                                           -----           -----

Balance, beginning of period ....................          $ 642             572
Provision charged to operations .................             30              30
Loans charged off ...............................             (2)           --
Recoveries on loans previously charged off ......              6              17
                                                           -----           -----

Balance, end of period ..........................          $ 676             619
                                                           =====           =====


Average Balance Data, Interest Rates and Interest Differential and Rate/Volume Analysis

The following information regarding average balances and rates earned/paid and the rate/volume analysis is an integral component of the discussion of operating results for the three months ended March 31, 1997, compared with the corresponding period of the prior year.

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

                                          SFS BANCORP, INC. AND SUBSIDIARY
                           Average Balance Data, Interest Rates and Interest Differential
                                         (Dollars in Thousands) (Unaudited)


                                                                 THREE MONTHS ENDED MARCH  31,
                                       ----------------------------------------------------------------------------
                                                         1997                                    1996
                                       ------------------------------------     -----------------------------------
                                          AVERAGE      INTEREST                   AVERAGE     INTEREST
                                       OUTSTANDING      EARNED/      YIELD/     OUTSTANDING    EARNED/       YIELD/
                                          BALANCE        PAID         RATE        BALANCE       PAID         RATE
                                          -------        ----         ----        -------       ----         ----

Interest-earning assets:
      Loans receivable, net (1) .....    $118,970     $  2,309        7.87%     $103,342      $  2,092       8.14%
      Mortgage-backed securities ....      20,028          317        6.42        24,100           387       6.46
      Securities available for sale .       2,458           37        6.10         7,978           119       6.00
      Debt securities ...............      14,910          237        6.45        18,649           290       6.25
      Other interest-earning asset
           including cash equivalents       3,654           47        5.22         6,768            89       5.29
       FHLB stock ...................       1,271           20        6.38         1,167            19       6.55
                                         --------     --------                  --------      --------
Total interest-earning assets .......     161,291        2,967        7.46       162,004         2,996       7.44
                                         --------     --------                  --------      --------

      Savings accounts ..............      37,034          275        3.01        40,165           301       3.01
      Money market accounts .........       6,300           52        3.35         4,359            31       2.86
      Demand and NOW accounts (2) ...      10,549           38        1.46         9,232            33       1.44
      Certificate accounts ..........      88,250        1,179        5.42        84,754         1,196       5.68
      Escrow ........................         808            4        2.01           990             5       2.03
                                         --------     --------                  --------      --------
Total interest-bearing liabilities ..     142,941        1,548        4.39       139,500         1,566       4.51
                                         --------     --------                  --------      --------

Net interest income .................                 $  1,419                                $  1,430
                                                      ========                                ========
Net interest rate spread ............                                 3.07%                                  2.93%
                                                                      ====                                   ====

Net earning assets ..................    $ 18,350                               $ 22,504
                                         ========                               ========
Net yield on average
       interest-earning assets ......                                 3.57%                                  3.55%
                                                                      ====                                   ====

Average interest-earning
       assets to average
       interest-bearing liabilities .       1.13X                                  1.16X
                                            ====                                   ====



(1) Calculated net of deferred loan fees.
(2) Includes noninterest-bearing demand accounts.

                        SFS BANCORP, INC. AND SUBSIDIARY
                              RATE VOLUME ANALYSIS
                           (In Thousands) (Unaudited)

                        THREE MONTHS ENDED MARCH 31, 1997
                                  COMPARED WITH
                        THREE MONTHS ENDED MARCH 31, 1996

                                                       INCREASE  (DECREASE)
                                                             DUE TO
                                               ---------------------------------
                                               VOLUME         RATE          NET
                                               ------         ----          ---
Interest-earning assets:
  Loans receivable, net .................       $ 278          (61)         217
  Mortgage-backed securities ............         (68)          (2)         (70)
  Securities available for sale .........         (84)           2          (82)
  Debt securities .......................         (63)          10          (53)
  Other interest-earning assets .........         (41)          (1)         (42)
  FHLB stock ............................           2           (1)           1
                                                -----        -----        -----
Total interest-earning assets ...........       $  25          (54)        (29)
                                                =====        =====        =====

Interest-bearing liabilities:
  Savings deposits ......................       $ (26)           0          (26)
  Money market accounts .................          17            4           21
  Demand and NOW deposits ...............           4            1            5
  Certificate accounts ..................         170         (187)         (17)
  Escrow ................................          (1)           0           (1)
                                                -----        -----        -----
Total interest-bearing liabilities ......       $ 165         (183)         (18)
                                                =====        =====        =====

Change in net interest income ...........                                 $ (11)
                                                                          =====

COMPARISONS OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1997

Three months ended March 31, 1997 compared with 1996

Net income for the quarter ended March 31, 1997, was $225,000 or $.19 per share, a decrease of $64,000 (22.1%) from the comparable quarter of the prior year. The decrease in net income was primarily attributable to a decrease in net interest income, an increase in noninterest expense and an increase in income tax expense. The provision for loan losses and noninterest income was consistent with the same quarter a year ago. The annualized return on average assets ("ROA") for the current quarter amounted to .54% compared with .70% for the comparable quarter a year ago. The annualized return on average equity ("ROE") was 4.19% (on average equity of $21.5 million) compared with 4.90% (on average equity of $23.8 million) a year earlier.

Interest income for the three months ended March 31, 1997, totaled $3.0 million, a decrease of $29,000 (0.1%) from 1996's first quarter. Average loans, as a percentage total interest-earning assets increased from 63.8% during the first quarter 1996 to 73.8% for the same period in 1997. Meanwhile, the combined average balances as a percentage of total interest-earning assets of mortgage-backed securities, securities available for sale and debt securities decreased from 31.3% in 1996 to 23.2% in 1997. The factors contributing to the decrease in interest income was an increase in earnings on loans which increased $217,000 (10.4%) as a result of a $15.6 million (15.1%) increase in the average balance invested combined with a 27 basis point (3.3%) decrease in average rates earned. Interest earned on mortgage-backed securities decreased $70,000 (18.1%) as a result of the combined effect of a $4.1 million (16.9%) decrease in the average balance invested and a 4 basis point (0.6%) decrease in average rates earned. Interest income on securities available for sale decreased $82,000
(68.9%) as a result of a decrease of $5.5 million (69.2%) in the average invested balance offset by an increase of 10 basis points (1.7%) in average rates earned. Interest income on debt securities decreased $53,000 (18.3%) as a result of an increase in average rates earned of 20 basis points (3.2%) offset by a decrease in average invested balances of $3.7 million (20.0%). Earnings on other interest earning assets, primarily federal funds sold, decreased $42,000 (47.2%) as a result of a $3.1 million (46.0%) decrease in the average invested balance and a 7 basis point (1.3%) decrease in the average rate earned.

Interest expense for the quarter ended March 31, 1997, amounted to $1.5 million, $18,000 (1.1%) less than the corresponding quarter of the prior year. The decrease occurred as a result of a $3.4 million (2.5%) increase in average interest bearing liabilities to $142.9 million combined with a 12 basis point (2.7%) decrease in average rates paid to 4.39%. The mix within the deposit structure changed as the average balances grew in certificate accounts by $3.5 million (4.1%), in money market accounts by $1.9 million (44.5%), and in demand and NOW accounts by $1.3 million (14.3%). Average savings account balance declined $3.1 million (7.8%). The decrease in average rates paid on certificate accounts of 26 basis points (4.6%) to 5.42% was a reflection of general interest rates and a competitive environment that prevailed during the first quarter of 1997 compared with 1996. The increase in average rates paid on money market accounts of 49 basis points (17.1%) to 3.35% was due primarily to increased balances in the higher interest rate tiers of the product structure.

Net interest income for the three months ended March 31, 1997 totaled $1.4 million, $11,000 (0.8%) less than the comparable quarter a year ago. The interest rate spread increased 14 basis points to 3.07% for the quarter ended March 31, 1997. The net interest margin for the most recent quarter of 3.57% was 2 basis points greater than the comparable quarter a year ago.

Provision for Loan Losses

The provision for loan losses amounted to $30,000 for the quarters ended March 31, 1997 and 1996. The Bank utilizes the provision for loan losses to maintain an allowance for loan losses that it deems appropriate to provide for known and inherent risks in its loan portfolio. In determining the adequacy of its allowance for loan losses, management takes into account the current status of the Bank's loan portfolio and changes in appraised values of collateral as well as general economic conditions. As of March 31, 1997, the Bank's allowance for loan losses totaled $676,000 (0.57% of total loans and 0.64% of nonperforming loans) compared with $642,000 (0.54% of loans and 0.77% of nonperforming loans) at December 31, 1996.

Noninterest Income

Noninterest income amounted to $91,000 for the three months ended March 31, 1997 and 1996. Bank fees and service charges increased $6,000 (18.7%) to $38,000 while other loan charges decreased $5,000 (11.6%) to $38,000.

Noninterest Expense

Noninterest expense increased $47,000 (4.4%) to $1.1 million for the three months ended March 31, 1997, as compared with the same period in 1996. Compensation and employee benefits increased $80,000 (13.0%) between the respective quarters. This increase was a result of an increase in retail staff due to the opening of a new branch, annual merit increases, and increased employee benefits partially due to increases in the employee stock ownership plan. Advertising and business promotion increased $6,000 (16.7%) to $42,000 resulting primarily from increased advertising in relation to the new branch opening. Office occupancy and equipment expense increased $27,000 (20.8%) compared to the same quarter a year ago as a result of increases in depreciation, property taxes and utilities associated with the opening of the new branch. FDIC premiums decreased $76,000 (93.8%) to $5,000 as a result of revised premium levels associated with the Savings Association Insurance Fund ("SAIF"). Other insurance premiums, mortgage servicing fees, data processing fees, professional service fees, and other noninterest expense remained relatively the same for the quarters ended March 31, 1997 and March 31, 1996.

Income Tax Expense

Income tax expense totaled $132,000 and $126,000 for the three months ended March 31, 1997 and 1996, respectively. The effective tax rate for the three months ended March 31, 1997 was 37.0%. The effective tax rate for the three months ended March 31, 1996 was 30.4% and reflects a reduction in the deferred tax asset valuation reserve reducing the tax effect on pre-tax income.

Impact of New Accounting Standards

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share", which establishes standards for computing and presenting earnings per share (EPS). This statement simplifies the standards for computing EPS making them comparable to international EPS standards and supersedes Accounting Principals Board Opinion No. 15, "Earnings per Share" and related interpretations. SFAS No. 128 replaces the presentation of primary EPS with the presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (such as the Company's stock options). This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. SFAS No. 128 requires restatement of all prior period EPS data presented. Management does not anticipate the effect of the adoption of SFAS No. 128 to be material.

Regulatory Developments

Federal law requires that the FDIC maintain reserves at both the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF") of at least 1.25% of insured deposits. The reserves are funded through the payment of insurance premiums by the insured institution members of each fund. The BIF reached this level during 1995. Upon attainment of the required reserve level, the FDIC may reduce insurance premiums applicable to BIF-insured institutions while retaining the premiums applicable to SAIF members, such as the Bank, at their current levels until the SAIF reaches its required reserve level.

In order to help eliminate this disparity and any competitive disadvantage due to disparate deposit insurance premium schedules, legislation to recapitalize the SAIF was enacted in September 1996. The legislation provided for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provided for the merger of the BIF and SAIF on January 1, 1999 provided no savings associations then exist. Management recognized the one-time special assessment in a tax affected charge to earnings of approximately $558,000 during the quarter ended September 30, 1996. The legislation was intended to fully recapitalize the SAIF fund so that commercial banks and thrift deposits will be charged FDIC premiums at the same rate beginning October 1, 1996.

Prior to the enactment of the legislation a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing for resolving the thrift crisis in the 1980's. Although the SAIF rates are expected to be reduced significantly, in the near future the minimum assessment paid by SAIF-insured institutions is not anticipated to be equalized with the minimum BIF rate as a result of this continuing obligation. The FICO assessment for SAIF insured institutions will be $0.065 per $100 of deposits while BIF insured institutions will pay $0.013 per $100 of deposits until the year 2000 when the assessment will be imposed at the same rate on all FDIC insured institutions.

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

              (a) Exhibits
                  (3). Amendment to Bylaws

              (b) Reports on Form 8-K
                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              SFS BANCORP, INC.
                                              -----------------
                                                (Registrant)

DATE:  May 15, 1997                   BY:  /s/ Joseph H. Giaquinto
                                           -----------------------
                                           Joseph H. Giaquinto
                                           Chairman of the Board,
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer)


DATE:  May 15, 1997                   BY:  /s/ David J. Jurczynski
                                           -----------------------
                                           David J. Jurczynski
                                           Vice President, Treasurer and
                                           Chief Financial Officer
                                           (Principal Financial Officer)