Form 10QSB
period 1997-06-30
SFS BANCORP INC
filed 1997-08-14
CIK 942135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


         For the Quarter ended June 30, 1997 Commission File No. 0-25994


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

Indicate the number of shares of outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                               Number of shares outstanding
 Class of Common Stock                              as of July 31, 1997
 ---------------------                       ---------------------------
 Common Stock, Par Value $.01                            1,230,997


Transitional Small Business Disclosure Format (Check One):  Yes [   ]   No [ X ]

                        SFS BANCORP, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                  JUNE 30, 1997


INDEX

Part I    FINANCIAL
INFORMATION
Page

Item 1.   Financial Statements..................................................

            Consolidated Statements of Income for the Three
            months ended June 30, 1997 and 1996, (Unaudited)....................

            Consolidated Statements of Income for the Six
            months ended June 30, 1997 and 1996, (Unaudited)....................

            Consolidated Statements of Financial Condition as
            of June 30, 1997, (Unaudited) and December 31, 1996.................

            Consolidated Statements of Changes in Stockholders' Equity for
            the Six months ended June 30, 1997 and 1996,  (Unaudited)...........

            Consolidated Statements of Cash Flows for the Six
            months ended June 30, 1997 and 1996  (Unaudited)....................

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

Item 4.   Submission of Matters to a Vote of Security Holders...................

Item 5.   Other Information.....................................................

Item 6.   Exhibits and Reports on Form 8-K......................................

Signatures......................................................................

                        SFS BANCORP, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                  JUNE 30, 1997



 -------------------------------------------------------------------------------

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

                           SFS BANCORP, INC. AND SUBSIDIARY
                           Consolidated Statements of Income
                         (In Thousands, Except Per Share Data)

                                                                 THREE MONTHS ENDED
                                                                       JUNE  30,
                                                                ---------------------
                                                                    1997       1996
                                                                    ------    ------
                                                                (Unaudited)
Interest income:
      Real estate loans ........................................    $2,375     2,123
      Other loans ..............................................        11         8
      Mortgage-backed securities ...............................       305       356
      Debt securities ..........................................       224       261
      Federal funds sold and cash deposits .....................        56        68
      Securities available for sale ............................        88       112
      Stock in Federal Home Loan Bank ..........................        21        19
                                                                    ------    ------
             Total interest income .............................     3,080     2,947

Interest expense:
      Deposits .................................................     1,640     1,527
                                                                    ------    ------
             Net interest income ...............................     1,440     1,420

Provision for loan losses ......................................        30        30
                                                                    ------    ------
             Net interest income after provision for loan losses     1,410     1,390
                                                                    ------    ------

Noninterest income:
      Gain on (loss) sale of securities ........................        --       (36)
      Service fee income .......................................         4         5
      Other loan charges .......................................        45        41
      Bank fees and service charges ............................        45        33
      Other ....................................................        12        30
                                                                    ------    ------
             Total noninterest income ..........................       106        73
                                                                    ------    ------

                           SFS BANCORP, INC. AND SUBSIDIARY
                           Consolidated Statements of Income
                         (In Thousands, Except Per Share Data)
                                     (continued)

                                                                 THREE MONTHS ENDED
                                                                       JUNE  30,
                                                                ---------------------
                                                                    1997       1996
                                                                    ------    ------
                                                                (Unaudited)
Noninterest expense:
      Compensation and employee benefits .......................       665       644
      Advertising and business promotion .......................        20        23
      Office occupancy and equipment expense ...................       151       135
      Federal deposit insurance premiums .......................        23        80
      Other insurance premiums .................................        22        22
      Mortgage servicing fees ..................................         8        10
      Data processing fees .....................................        43        41
      Other real estate writedown ..............................        --         7
      Professional service fees ................................        56        73
      Other ....................................................        69        84
                                                                    ------    ------
             Total noninterest expense .........................     1,057     1,119
                                                                    ------    ------
             Income before taxes ...............................       459       344

Income tax expense .............................................       191        51
                                                                    ------    ------
             Net income ........................................    $  268       293
                                                                    ======    ======

Earnings  per share ............................................    $  .23       .23
                                                                    ======    ======

    See accompanying notes to unaudited consolidated interim financial statements.

                           SFS BANCORP, INC. AND SUBSIDIARY
                           Consolidated Statements of Income
                         (In Thousands, Except Per Share Data)

                                                                   SIX MONTHS ENDED
                                                                       JUNE  30,
                                                                ---------------------
                                                                     1997      1996
                                                                    ------    ------
                                                                (Unaudited)
Interest income:
      Real estate loans ........................................    $4,675     4,203
      Other loans ..............................................        20        21
      Mortgage-backed securities ...............................       622       742
      Debt securities ..........................................       461       552
      Federal funds sold and cash deposits .....................       103       157
      Securities available for sale ............................       125       231
      Stock in Federal Home Loan Bank ..........................        41        38
                                                                    ------    ------
             Total interest income .............................     6,047     5,944

Interest expense:
      Deposits .................................................     3,188     3,093
                                                                    ------    ------
             Net interest income ...............................     2,859     2,851

Provision for loan losses ......................................        60        60
                                                                    ------    ------
             Net interest income after provision for loan losses     2,799     2,791
                                                                    ------    ------

Noninterest income:
      Gain (loss) on sale of securities ........................        --       (36)
      Service fee income .......................................         8        10
      Other loan charges .......................................        83        84
      Bank fees and service charges ............................        82        66
      Other ....................................................        24        40
                                                                    ------    ------
             Total noninterest income ..........................       197       164
                                                                    ------    ------

                           SFS BANCORP, INC. AND SUBSIDIARY
                           Consolidated Statements of Income
                         (In Thousands, Except Per Share Data)
                                     (continued)

                                                                   SIX MONTHS ENDED
                                                                       JUNE  30,
                                                                ---------------------
                                                                     1997      1996
                                                                    ------    ------
                                                                (Unaudited)
Noninterest expense:
      Compensation and employee benefits .......................     1,359     1,259
      Advertising and business promotion .......................        61        59
      Office occupancy and equipment expense ...................       309       264
      Federal deposit insurance premiums .......................        28       162
      Other insurance premiums .................................        44        46
      Mortgage servicing fees ..................................        17        21
      Data processing fees .....................................        88        83
      Other real estate writedown ..............................        --         7
      Professional service fees ................................       121       140
      Other ....................................................       152       155
                                                                    ------    ------
             Total noninterest expense .........................     2,179     2,196
                                                                    ------    ------
             Income before taxes ...............................       817       759

Income tax expense .............................................       324       176
                                                                    ------    ------
             Net income ........................................    $  493       583
                                                                    ======    ======

Earnings per share .............................................    $  .42       .44
                                                                    ======    ======

    See accompanying notes to unaudited consolidated interim financial statements.

                                      SFS BANCORP, INC. AND SUBSIDIARY
                               Consolidated Statements of Financial Condition
                                           (Dollars in Thousands)

                                                                                  June 30,     December 31,
                                                                                    1997           1996
                                                                                 ---------      ---------
                                                                                (Unaudited)
Assets

Cash and due from banks ....................................................     $   1,273          1,296
Federal funds sold .........................................................         3,000          1,600
                                                                                 ---------      ---------
            Total cash and cash equivalents ................................         4,273          2,896

Securities available for sale, at fair value ...............................         6,031          1,990
Investment securities:
     Debt securities (approximate fair value of $13,661
             at June 30, 1997 and $15,642 at December 31, 1996) ............        13,741         15,746
   Mortgage-backed securities (approximate fair value of
            $18,774 at June 30, 1997 and $20,322 at December 31, 1996) .....        18,806         20,434
Investment required by law, stock in Federal Home Loan Bank of NY, at cost .         1,338          1,215
Loans receivable, net ......................................................       124,168        118,455
Accrued interest receivable ................................................         1,197          1,137
Premises and equipment, net ................................................         2,270          1,921
Real estate owned ..........................................................            89            178
Prepaid expenses and other asset ...........................................           936            916
                                                                                 ---------      ---------
               Total Assets ................................................     $ 172,849        164,888
                                                                                 =========        =======

Liabilities and Stockholders' Equity
Liabilities:
    Due to depositors:
          Demand deposits ..................................................     $  11,119         10,496
          Savings accounts .................................................        44,837         43,226
          Time deposit accounts ............................................        92,045         86,894
                                                                                 ---------      ---------
               Total Deposits ..............................................       148,001        140,616

     Advance payments by borrowers for property taxes and insurance ........         1,527          1,160
     Accrued expenses and other liabilities ................................         1,767          1,441
                                                                                 ---------      ---------
               Total Liabilities ...........................................       151,295        143,217
                                                                                 ---------      ---------

                                      SFS BANCORP, INC. AND SUBSIDIARY
                               Consolidated Statements of Financial Condition
                                           (Dollars in Thousands)
                                                (continued)

                                                                                  June 30,     December 31,
                                                                                    1996           1996
                                                                                 ---------      ---------
                                                                                (Unaudited)
Stockholders' Equity:
   Preferred stock, $.01 par value.  Authorized 500,000 shares; none issued           --             --
     Common stock, $.01 par value. Authorized 2,500,000 shares; 1,495,000 shares issued; 1,235,997 shares outstanding at June 30, 1997 and
            1,270,997 shares at December 31, 1996 ..........................            15             15
   Additional paid-in capital ..............................................        14,260         14,260
   Retained earnings, substantially restricted .............................        12,017         11,687
   Common stock acquired by :
   Employee stock ownership plan ("ESOP") (95,680 shares) ..................          (957)          (957)
   Recognition and retention plan ("RRP") (34,205 shares) ..................          (374)          (540)
   Treasury stock, at cost (259,003 shares at June 30, 1997 and 224,003 at
            December 31, 1996) .............................................        (3,450)        (2,840)
Net unrealized gain on securities available for sale, net of tax ...........            43             46
                                                                                 ---------      ---------
     Total Stockholders' Equity ............................................        21,554         21,671
                                                                                 ---------      ---------
     Total Liabilities and Stockholders' Equity ............................     $ 172,849        164,888
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

                                                  SFS BANCORP, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                     (In Thousands) (Unaudited)

                                                                                                      NET
                                                                                                  UNREALIZED
                                                                                                  GAIN (LOSS)
                                                                            COMMON      COMMON        ON
                                                   ADDITIONAL                STOCK       STOCK     SECURITIES
                                           COMMON    PAID-IN    RETAINED    ACQUIRED    ACQUIRED   AVAILABLE    TREASURY
                                           STOCK     CAPITAL    EARNINGS    BY ESOP      BY RRP     FOR SALE      STOCK      TOTAL
                                          -------    -------    -------     -------     -------     -------     -------     -------
Six Months Ended  June 30, 1997

Balance at December 31, 1996 .........    $    15     14,260     11,687        (957)       (540)         46      (2,840)     21,671

Net income ...........................       --         --          493        --          --          --          --           493

Net change in unrealized gain on
      securities available for sale ..       --         --         --          --          --            (3)       --            (3)

RRP shares issued and
amortization of award ................       --         --         --          --           166        --          --           166

Cash dividends  declared .............       --         --         (163)       --          --          --          --          (163)

Exercise of stock options ............       --         --         --          --          --          --            94          94

Purchase of Treasury shares ..........       --         --         --          --          --          --          (704)       (704)
                                          -------    -------    -------     -------     -------     -------     -------     -------

Balance at June 30, 1997 .............    $    15     14,260     12,017        (957)       (374)         43      (3,450)     21,554
                                          =======    =======    =======     =======     =======     =======     =======     =======

Six Months Ended  June 30, 1996

Balance at December 31, 1995 .........    $    15     14,221     11,013      (1,076)       --            88        --        24,261

Net income ...........................       --         --          583        --          --          --          --           583

Net change in unrealized gain on
   securities available for sale......       --         --         --          --          --            (8)       --            (8)

Purchase of  Treasury shares .........       --         --         --          --          --          --        (2,549)     (2,549)
                                          -------    -------    -------     -------     -------     -------     -------     -------

Balance at June 30, 1996 .............    $    15     14,221     11,596      (1,076)       --            80      (2,549)     22,287
                                          =======    =======    =======     =======     =======     =======     =======     =======



                           See accompanying notes to unaudited consolidated interim financial statements.

                                     SFS BANCORP, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (In Thousands)
                                                                                     Six Months Ended
                                                                                          June 30,
                                                                                   ---------------------
                                                                                      1997        1996
                                                                                    -------     -------
                                                                                        (Unaudited)
Increase (decrease) in cash and cash equivalents: ..............................
    Reconciliation of net income to net cash provided
         by operating activities:
         Net income ............................................................    $   493         583
         Adjustments to reconcile net income to
            net cash provided by operating activities:
              Depreciation and amortization ....................................         91          70
              Net accretion on investment securities ...........................         (5)         (8)
              Amortization of award of RRP .....................................        166        --
              Provision for loan losses ........................................         60          60
              Writedown of real estate owned ...................................       --             7
              Gain on disposition of fixed assets ..............................       --           (11)
              Proceeds from disposition of fixed assets ........................       --            19
              Gain on sale of available for sale securities ....................       --            36
              Increase in accrued interest receivable ..........................        (60)        (13)
              Increase in prepaid expense and other assets .....................        (20)        (79)
              Increase in accrued expense and other liabilities ................        332          61
                                                                                    -------     -------
                   Total adjustments ...........................................        564         142
                                                                                    -------     -------
                 Net cash provided by operating activities .....................      1,057         725
                                                                                    -------     -------

Cash flows from investing activities:
    Proceeds from maturity/paydown of investment securities ....................      2,009       8,678
    Purchase of investment securities ..........................................       --        (6,000)
    Purchase of securities available for sale ..................................     (4,050)       --
    Purchase of Federal Home Loan Bank Stock ...................................       (123)        (99)
    Principal repayments on mortgage-backed securities .........................      1,629       2,172
    Net increase in loans receivable ...........................................     (3,932)     (7,188)
    Purchase of loans receivable ...............................................     (1,852)     (2,671)
    Capital expenditures, net of disposals .....................................       (440)       (320)
    Proceeds from sale of available for sale securities ........................       --         3,964
    Proceeds from the sale of real estate owned ................................        100           8
                                                                                    -------     -------
         Net cash used by investing activities .................................     (6,659)     (1,456)
                                                                                    -------     -------

                                     SFS BANCORP, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (In Thousands)
                                               (continued)
                                                                                     Six Months Ended
                                                                                          June 30,
                                                                                   ---------------------
                                                                                      1997        1996
                                                                                    -------     -------
                                                                                        (Unaudited)
Cash flows from financing activities:
    Net increase (decrease) in deposits ........................................      7,385        (284)
    Net increase in advance payments by borrowers for
         property taxes and insurance ..........................................        367          34
    Proceeds upon exercise of common stock options .............................         94        --
    Dividends paid .............................................................       (163)       --
    Purchase of Treasury stock .................................................       (704)     (2,549)
                                                                                    -------     -------
    Net cash provided (used) in financing activities ...........................      6,979      (2,799)
                                                                                    -------     -------
         Net increase (decrease) in cash and cash equivalents ..................      1,377      (3,530)
    Cash and cash equivalents at beginning of period ...........................      2,896      10,453
                                                                                    -------     -------
    Cash and cash equivalents at end of period .................................    $ 4,273       6,923
                                                                                    =======     =======
Supplemental  disclosures of cash flow information:
    Cash paid during the period for:
         Interest paid .........................................................    $ 3,188       3,096
         Taxes paid ............................................................        211         342
    Transfer of loans to other real estate owned ...............................         11        --
    Net change in unrealized gain on securities available for sale, net of deferred tax benefit of $6 for the six months ended
         June 30, 1997..........................................................         (3)         (8)


             See accompanying notes to unaudited consolidated interim financial statements.

                        SFS BANCORP, INC. AND SUBSIDIARY
          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 1.  Presentation of Financial Information

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management's discussion and analysis of financial condition and results of operations filed with the 1996 Form 10-KSB of SFS Bancorp, Inc. and Subsidiary (the "Company"). Amounts in prior periods' unaudited consolidated interim financial statements are reclassified whenever necessary to confirm to the current periods' presentation. The results of operations for the three and six months ended June 30, 1997, are not necessarily indicative of results that may be expected for the entire year ending December 31, 1997.

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

For purposes of calculating earnings per share, the weighted average number of shares outstanding was 1,146,415 and 1,261,669 for the three months ended June 30, 1997 and 1996, respectively, and 1,160,688 and 1,313,608 for the six months ended June 30, 1997 and 1996, respectively.

                        SFS BANCORP, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                  JUNE 30, 1997



Item 2. - Management's Discussion and Analysis of
          Financial Condition and Results of Operations

General

SFS Bancorp, Inc. (the "Holding Company") is the holding company for Schenectady Federal Savings Bank and its subsidiary (the "Bank"), a federally chartered stock savings bank. Collectively, these entities are referred to herein as the "Company". On June 29, 1995, the Bank completed its conversion from a federal mutual savings and loan association to a federal stock savings bank. On that date, the Holding Company issued and sold 1,495,000 shares of its common stock at $10.00 per share in connection with the conversion. Net proceeds to the Holding Company were $14.2 million after reflecting conversion expenses of $750,000. The Holding Company used $7.1 million of the net proceeds to acquire all of the issued and outstanding stock of the Bank.

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

Except for historical information contained herein, the matters contained in this review are "forward-looking statements" that involve risk and uncertainties, including statements concerning future events or performance and assumptions and other statements of historical facts. The Company wishes to caution its readers that the following important factors, among others, could cause the Company's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company herein:

o the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company and its banking subsidiary must comply, the cost of such compliance and the potential material adverse effect if the Company or any of its banking subsidiary were not in substantial compliance either currently or in the future as applicable;

o the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or changes in the Company's organization, compensation and benefit plans;

o  the effect on the Company's  competitive  position  within its market area of increasing consolidation within the banking industry and increasing competition from "larger regional" and out-of-state banking organizations as well as non-bank providers of various financial services;

o  the effect of unforeseen changes in interest rates;

o the effect of changes in business cycles and downturns in the local, regional, or national economies.

LIQUIDITY AND CAPITAL RESOURCES

The Company's most liquid assets are cash and cash equivalents and available for sale securities. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. Cash and cash equivalents of $2.9 million at December 31, 1996, increased $1.4 million to $4.3 million at June 30, 1997 primarily as a result of increases in federal funds sold. The Company's primary sources of funds are deposits and principal and interest payments on its loan and securities portfolios. While maturities and scheduled amortization of loans and securities are, in general, a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS Regulations. This requirement, which may vary at the direction of the OTS depending on economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio of liquid assets to deposits and short-term borrowings is currently 5%. The Bank's liquidity ratio at June 30, 1997, was 23.25%.

The Company's cash flows are comprised of three classifications: cash flows from operating activities; cash flows from investing activities; and cash flows from financing activities. Net cash flows provided by operating activities, consisting primarily of interest and dividends received on earning assets less interest paid on deposits, was $1.1 million and $725,000 for the six months ended June 30, 1997 and 1996, respectively. Net cash used by investing activities, consisting primarily of disbursements for the origination and purchase of loans and the acquisition of securities available for sale partially offset by principal collections on loans and mortgage-backed securities, was $6.7 million and $1.5 million for the six months ended June 30, 1997 and 1996, respectively. Net cash provided by financing activities for the six months ended June 30, 1997 of $7.0 million consisted primarily of net increases in deposit accounts during the period offset by the purchase of treasury stock and the payment of dividends. Net cash used in financing activities, consisting primarily of the purchase of treasury stock and by a net decrease in deposit accounts, was $2.8 million for the six months ended June 30, 1996.

During the six month period ended June 30, 1997 the Company repurchased 42,475 shares. The average price of treasury shares purchased was $16.58 totaling $704,000. The average price paid of $16.58 was approximately 95.1% of the Company's book value per share of $17.44 at June 30, 1997. The Company's book value per share as of December 31, 1996 was $17.05. Management believes that the repurchase of shares at less than book value is an appropriate utilization of excess capital. The Office of Thrift Supervision (OTS) restricts the number of shares which may be repurchased during the three year period following conversion. Generally, only 5% of shares outstanding may be repurchased annually during the first three years following conversion. However, the OTS has allowed additional share repurchases of 5% annually based on extenuating facts and circumstances.

At June 30, 1997, the Bank's capital exceeded each of the capital requirements of the OTS. At June 30, 1997, the Bank's tangible and core capital levels were both $18.3 million (10.5% of total adjusted assets) and its risk-based capital level was $18.9 million (20.6% of total risk-weighted assets). The current minimum regulatory capital ratio requirements are 1.5% for tangible capital, 3.0% for core capital and 8.0% for risk-weighted capital.

FINANCIAL CONDITION

Total assets increased $8.0 million (4.8%) to $172.8 million at June 30, 1997 from $164.9 million at December 31, 1996. This increase occurred as loans receivable, net, grew $5.7 million (4.8%) to $124.2 million at June 30, 1997. The growth in the loan portfolio consisted primarily of residential mortgage loans. Securities available for sale increased $4.0 million (203.1%) to $6.0 million at June 30, 1997. Offsetting these increases was a decrease in investment securities of $3.6 million (10.0%) to $32.6 million.

At June 30, 1997, total liabilities were $151.3 million representing an increase of $8.1 million (5.6%) from December 31, 1996. The increase was primarily attributable to an increase in retail deposits much of which resulted from the opening of the Bank's fourth branch in March 1997. Stockholders' equity decreased $117,000 to $21.6 million at June 30, 1997 as compared to $21.7 million at December 31, 1996 largely as a result of the Company's stock repurchase program which utilized $704,000 during the period. Retained earnings increased by $330,000 primarily as a result of net income of the Company for the six month period ended June 30, 1997 offset by cash dividends declared. Treasury stock increased $610,000 as a result of the Company's repurchase of common stock less common stock issued in satisfaction of the exercise of stock options.

Nonperforming assets increased $165,000 (16.3%) totaling $1.2 million at June 30, 1997, compared with $1.0 million at December 31, 1996 as a result of an increase in residential mortgage non-accrual loans. Management of the Bank does not view this increase as a significant adverse trend. The ratio of nonperforming loans to total loans receivable, net was .88% at June 30, 1997, compared with .70% at December 31, 1996. The ratio of nonperforming assets to total assets at June 30, 1997, was .68% compared with .61% at December 31, 1996.

Loan Receivable, Net

A summary of loans receivable, net at June 30, 1997 and December 31, 1996 is as follows:

                                                        June 30,      December 31,
                                                         1997              1996
                                                        --------        --------
Loans secured by real estate:
   Residential:
      Conventional .............................        $ 90,937          84,840
      Home Equity ..............................          22,645          22,904
      FHA Insured ..............................           3,156           3,511
      VA Guaranteed ............................           2,407           2,810
   Commercial and multi-family .................           5,175           4,532
                                                        --------        --------
                                                         124,320         118,597
Other loans ....................................             587             523
                                                        --------        --------
                                                         124,907         119,120
                                                        --------        --------
Less:
   Unearned discount and net deferred loan fees               21              23
   Allowance for loan losses ...................             718             642
                                                        --------        --------
                                                             739             665
                                                        --------        --------
Loans receivable, net ..........................        $124,168         118,455
                                                        ========        ========

The following table sets forth the information with regard to nonperforming assets.

                                                         June 30,      December 31,
                                                           1997            1996
                                                          ------          ------
Loans on a nonaccrual status ...................          $1,004             801
Loans contractually past due 90 days or
   more and still accruing interest ............              83              32
                                                          ------          ------
      Total nonperforming loans ................           1,087             833
Other real estate owned ........................              89             178
                                                          ------          ------
      Total nonperforming assets ...............          $1,176           1,011
                                                          ======          ======

The following table sets forth the information with regard to changes in the allowance for loan losses.

                                                    For the six months ended June 30,
                                                           1997           1996
                                                          -----           -----

Balance, beginning of period ...................          $ 642             572
Provision charged to operations ................             60              60
Loans charged off ..............................             (2)            (28)
Recoveries on loans previously charged off .....             18              22
                                                          -----           -----
Balance, end of period .........................          $ 718             626
                                                          =====           =====

Average Balance Data, Interest Rates and Interest Differential and Rate/Volume Analysis

The following information regarding average balances and rates earned/paid and the rate/volume analysis is an integral component of the discussion of operating results for the three months and six months ended June 30, 1997, compared with the corresponding periods of the prior year.

The average balance data that follows reflects the average yield on assets and average cost of liabilities for the periods indicated. All average balances are daily average balances. Such yields and costs are derived by dividing income or expenses by the average balance of assets or liabilities, respectively, for the periods shown. The yields and costs include fees which are considered adjustments to yields. Securities available for sale are shown at fair value.

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

                                          SFS BANCORP, INC. AND SUBSIDIARY
                           Average Balance Data, Interest Rates and Interest Differential
                                         (Dollars in Thousands) (Unaudited)


                                                                 THREE MONTHS ENDED JUNE 30,
                                        ---------------------------------------------------------------------------
                                                         1997                                   1996
                                        -------------------------------------  ------------------------------------
                                          AVERAGE      INTEREST                  AVERAGE      INTEREST
                                        OUTSTANDING     EARNED/       YIELD/   OUTSTANDING     EARNED/       YIELD/
                                           BALANCE       PAID         RATE       BALANCE        PAID         RATE
                                          --------     --------       -----      --------     --------       -----
Interest-earning assets:
      Loans receivable, net (1) .....     $122,114     $  2,386        7.84%     $108,319     $  2,131        7.91%
      Mortgage-backed securities ....       19,306          305        6.34        22,891          356        6.25
      Securities available for sale .        5,265           88        6.70         7,660          112        5.88
      Debt securities ...............       13,987          224        6.42        16,492          261        6.37
      Other interest-earning asset
           including cash equivalents        4,136           56        5.43         5,164           68        5.30
       FHLB stock ...................        1,338           21        6.30         1,216           19        6.28
                                          --------     --------                  --------     --------
Total interest-earning assets .......      166,146        3,080        7.44       161,742        2,947        7.33
                                          --------     --------                  --------     --------

      Savings accounts ..............       37,285          280        3.01        39,468          296        3.02

      Money market accounts .........        6,859           59        3.45         5,004           38        3.05
      Demand and NOW accounts (2) ...       10,625           40        1.51         9,871           35        1.43
      Certificate accounts ..........       91,552        1,254        5.49        85,008        1,151        5.45
      Escrow ........................        1,212            7        2.32         1,207            7        2.33
                                          --------     --------                  --------     --------
Total interest-bearing liabilities ..      147,533        1,640        4.46       140,558        1,527        4.37
                                          --------     --------                  --------     --------

Net interest income .................                  $  1,440                               $  1,420
                                                       ========                               ========

Net interest rate spread ............                                  2.98%                                  2.96%
                                                                       ====                                   ====

Net earning assets ..................    $ 18,613                                $ 21,184
                                         ========                                ========

Net yield on average
       interest-earning assets ......                                  3.48%                                  3.53%
                                                                       ====                                   ====
Average interest-earning
       assets to average
       interest-bearing liabilities .        1.13                                    1.15
                                             ====                                    ====

(1) Calculated net of deferred loan fees.
(2) Includes noninterest-bearing demand accounts.

                                          SFS BANCORP, INC. AND SUBSIDIARY
                           Average Balance Data, Interest Rates and Interest Differential
                                         (Dollars in Thousands) (Unaudited)


                                                                  SIX MONTHS ENDED JUNE 30,
                                        ---------------------------------------------------------------------------
                                                         1997                                   1996
                                        -------------------------------------  ------------------------------------
                                          AVERAGE      INTEREST                  AVERAGE      INTEREST
                                        OUTSTANDING     EARNED/       YIELD/   OUTSTANDING     EARNED/       YIELD/
                                           BALANCE       PAID         RATE       BALANCE        PAID         RATE
                                          --------     --------       -----      --------     --------       -----
Interest-earning assets:
      Loans receivable, net (1) .....     $120,551     $  4,695        7.85%    $105,831      $ 4,224        8.03%
      Mortgage-backed securities ....       19,665          622        6.38       23,496          742        6.35
      Securities available for sale .        3,869          125        6.52        7,819          231        5.94
      Debt securities ...............       14,446          461        6.44       17,570          552        6.32
      Other interest-earning assets
           including cash equivalents        3,901          103        5.32        5,974          157        5.28
      FHLB stock ....................        1,305           41        6.34        1,191           38        6.42

Total interest-earning assets .......      163,737        6,047        7.45      161,881        5,944        7.38

Interest-bearing liabilities:
      Savings accounts ..............       37,160          555        3.01       39,816          598        3.02
      Money market accounts .........        6,581          111        3.40        4,681           68        2.92
      Demand and NOW accounts (2) ...       10,364           78        1.52        9,552           69        1.45
      Certificate accounts ..........       89,910        2,433        5.46       84,881        2,346        5.56
      Escrow ........................        1,011           11        2.19        1,099           12        2.20

Total interest-bearing liabilities ..      145,026        3,188        4.43      140,029        3,093        4.44

Net interest income                                      $2,859                               $ 2,851
                                                         ======                               =======

Net interest rate spread                                               3.02%                                 2.94%
                                                                       ====                                  ====

Net earning assets                        $ 18,711                              $ 21,852
                                          ========                              ========
Net yield on average
       interest-earning assets                                         3.52%                                 3.54%
                                                                       =====                                 =====
Average interest-earning
       assets to average
       interest-bearing liabilities           1.13                                  1.16
                                              ====                                  ====


(1) Calculated net of deferred loan fees.
(2) Includes noninterest-bearing demand accounts.

                        SFS BANCORP, INC. AND SUBSIDIARY
                              RATE VOLUME ANALYSIS
                           (In Thousands) (Unaudited)

                        THREE MONTHS ENDED JUNE 30, 1997
                                  COMPARED WITH
                        THREE MONTHS ENDED JUNE 30, 1996

                                                  INCREASE (DECREASE)
                                              ----------------------------
                                                   DUE TO
                                              ----------------
                                              VOLUME      RATE        NET
                                              -----      -----      -----
Interest-earning assets:
  Loans receivable, net .................     $ 252          3        255
  Mortgage-backed securities ............       (60)         9        (51)
  Securities-available for sale .........       (39)        15        (24)
  Debt securities .......................       (43)         6        (37)
  Other interest-earning assets .........       (15)         3        (12)
  FHLB stock ............................         2          0          2
                                              -----      -----      -----
Total interest-earning assets ...........     $  97         36        133
                                              =====      =====      =====

Interest-bearing liabilities:
  Savings deposits ......................     $ (19)         3        (16)
  Money market accounts .................        16          5         21
  Demand and NOW deposits ...............         1          4          5
  Certificate accounts ..................        82         21        103
  Escrow ................................         5         (5)         0
                                              -----      -----      -----

Total interest-bearing liabilities ......     $  85         28        113
                                              =====      =====      =====

Change in net interest income ...........                           $  20
                                                                    =====

                         SIX MONTHS ENDED JUNE 30, 1997
                                  COMPARED WITH
                         SIX MONTHS ENDED JUNE 30, 1996


                                                  INCREASE (DECREASE)
                                              ----------------------------
                                                   DUE TO
                                              ----------------
                                              VOLUME      RATE        NET
                                              -----      -----      -----
Interest-earning assets:
  Loans receivable, net .................       $ 533     (62)         471
  Mortgage-backed securities ............        (128)      8         (120)
  Securities-available for sale .........        (127)     21         (106)
  Debt securities .......................        (105)     14          (91)
  Other interest-earning assets .........         (56)      2          (54)
  FHLB stock ............................           3       0            3
                                                -----   -----        -----

Total interest-earning assets ...........       $ 120     (17)         103
                                                =====   =====        =====

Interest-bearing liabilities:
  Savings deposits ......................       $ (45)      2          (43)
  Money market accounts .................          34       9           43
  Demand and NOW deposits ...............           5       4            9
  Certificate accounts ..................         111     (24)          87
  Escrow ................................          (1)      0           (1)
                                                -----   -----        -----

Total interest-bearing liabilities ......       $ 104      (9)          95
                                                =====   =====        =====

Change in net interest income ...........                            $   8
                                                                     =====

COMPARISONS OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1997

Three months ended June 30, 1997 compared with three months ended
June 30, 1996

Net income for the quarter ended June 30, 1997, was $268,000 or $.23 per share, a decrease of $25,000 (8.5%) from the comparable quarter of the prior year. The decrease in net income was primarily a result of an increase in income tax expense offset by increases in net interest income after provision for loan losses and noninterest income and a decrease in noninterest expense. The annualized return on average assets ("ROA") for the current quarter amounted to
 .63% compared with .72% for the comparable quarter a year ago. The annualized return on average equity ("ROE") was 5.06% (on average equity of $21.2 million) compared with 5.19% (on average equity of $22.7 million) a year earlier.

Interest income for the three months ended June 30, 1997, totaled $3.1 million, an increase of $133,000 (4.5%) from 1996's second quarter, as average interest-earning assets increased by $4.4 million (2.7%) to $166.1 million and average rates earned increased by 11 basis points (1.5%) to 7.44%. The most significant factor contributing to the increased level of interest income was the increase in earnings on loans receivable, net which increased $255,000 (12.0%) as a result of a $13.8 million (12.7%) increase in the average outstanding balance offset by a 7 basis point (0.9%) decrease in the average rate earned. Earnings on mortgage-backed securities decreased $51,000 as a result of a decrease in the average invested balance of $3.6 million (15.7%) offset by an increase in average rates earned of 9 basis points (1.4%). Earnings on debt securities decreased $37,000 (14.2%) as a result of a decrease in average invested balance of $2.5 million (15.2%) offset by an increase in average rates earned of 5 basis points (0.8%).

Interest expense for the quarter ended June 30, 1997, amounted to $1.6 million, $113,000 (7.4%) more than the year ago quarter. The increase occurred as a result of a $7.0 million (5.0%) increase in average interest bearing liabilities to $147.5 million combined with a 9 basis point (2.1%) increase in average rates paid to 4.46%. The Bank opened a new branch in March 1997 which has significantly contributed to the increase in average deposits. The mix within the deposit structure changed as the average balance of certificate and money market accounts grew $6.5 million (7.7%) and $1.9 million (37.1%), respectively. The average balance of savings accounts, meanwhile, declined $2.2 million (5.5%). The increase in average rates paid on certificate accounts of 4 basis points (0.7%) to 5.49% was a reflection of general interest rates and a competitive environment that prevailed during the second quarter of 1997 compared with 1996. The increase in average rate paid on money market accounts of 40 basis points (13.1%) to 3.45% reflects the increased balances in the higher interest rate tiers of the products structure.

Net interest income for the three months ended June 30, 1997 totaled $1.4 million, $20,000 (1.4%) more than the comparable quarter a year ago. The interest rate spread increased 2 basis points to 2.98% for the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996; the net interest margin for the most recent quarter of 3.48% was 5 basis points less than the comparable quarter a year ago.

Provision for Loan Losses

The provision for loan losses amounted to $30,000 for the quarters ended June 30, 1997 and 1996, respectively. The Bank utilizes the provision for loan losses to maintain an allowance for loan losses that it deems appropriate to provide for known and inherent risks in its loan portfolio. In determining the adequacy of its allowance for loan losses, management takes into account the current status of the Bank's loan portfolio and changes in appraised values of collateral as well as general economic conditions. As of June 30, 1997, the Bank's allowance for loan losses totaled $718,000 (.57% of total loans and 66.1% of nonperforming loans) compared with $642,000 (.54% of total loans and 77.1% of nonperforming loans) at December 31, 1996.

Noninterest Income

Noninterest income increased to $106,000 for the three months ended June 30, 1997, compared with $73,000 for the corresponding period in the previous year. Increases in the three month period ended June 30, 1997 compared with 1996 were primarily the result of losses taken on the sale of available for sale securities in 1996.

Noninterest Expense

Noninterest  expense  decreased  $62,000  (5.5%) to $1.1  million  for the three months ended June 30, 1997, as compared with the same period in 1996. Compensation and employee benefits increased $21,000 (3.3%) between the respective quarters. This increase was a result of an increase in retail staff due to the opening of a new branch in March 1997, annual merit increases, and increased employee benefits partially due to increases in the employee stock ownership plan. Office occupancy and equipment expense increased $16,000 (11.9%) compared to the same quarter a year ago as a result of increases in depreciation, property taxes and utilities associated with the opening of the new branch. FDIC premiums decreased $57,000 (71.3%) to $23,000 as a result of revised premium levels associated with the Savings Association Insurance Fund ("SAIF"). Advertising and business promotion, other insurance premiums, mortgage servicing fees, data processing fees, professional service fees, and other noninterest expense remained relatively the same for the quarters ended June 30, 1997 as compared to the quarter ended June 30, 1996. Other real estate writedowns totaled $7,000 during the second quarter last year. There were no writedowns in the comparable period in 1997.

Income Tax Expense

Income tax expense totaled $191,000 and $51,000 for the three months ended June 30, 1997 and 1996, respectively. The effective tax rate for the three months ended June 30, 1997 was 41.6%. The effective tax rate for the three months ended June 30, 1996 was 14.8% and reflects a reduction in the deferred tax asset valuation reserve reducing income tax expense. There were no reductions in the deferred tax asset valuation reserve during the quarter ended June 30, 1997.

COMPARISONS OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1997

Six months ended June 30, 1997, compared with six months ended June 30, 1996

Net income for the six months ended June 30, 1997, decreased by $90,000 (15.4%) and totaled $493,000 compared with $583,000 realized in the first half of 1996. Earnings per share for the six months ended June 30, 1997 was $.42 per share compared to $.44 per share for the same period in 1996. The decrease in net income was primarily attributable to an increase in income tax expense offset by increases in net interest income after provision for loan losses and noninterest income and a reduction in noninterest expense. Return on average assets ("ROA") for the first half of 1997 amounted to .59% compared with .71% for the comparable period a year ago. Return on average equity ("ROE") was 4.62% (on average equity of $21.3 million) compared with 5.04% (on average equity of $23.3 million) a year earlier.

Interest income for the six months ended June 30, 1997, totaled $6.0 million, an increase of $103,000 (1.7%) from 1996's first half. This increase was a result of an increase in average interest-earning assets of $1.9 million (1.1%) to $163.7 million and an increase in the average rate earned of 7 basis points (0.9%) to 7.45%. The largest factor contributing to the increase in interest income was the increase in earnings on loans which increased $471,000 (11.2%) as a result of a $14.7 million (13.9%) increase in the average balance invested offset by an 18 basis point (2.2%) decrease in average rates earned. Earnings on mortgage-backed securities decreased $120,000 as a result of a decrease in average invested balance of $3.8 million (16.3%) offset by an increase in average rates earned of three basis points (0.5%). Earnings on debt securities decreased $91,000 (16.5%) as a result of a decrease in average invested balance of $3.1 million (17.8%) offset by an increase in average rates earned of 12 basis points (1.9%). Interest earned on securities available for sale decreased $106,000 (45.9%) as a result of a $3.9 million (50.5%) decrease in the average balance invested combined with an increase in the average rates earned of 58 basis points (9.8%). Earnings on other interest earning assets, essentially federal funds sold, decreased $54,000 (34.4%) as a result of the combined effect of a $2.1 million (34.7%) decrease in the average balance invested and a 4 basis point (0.8%) increase in average rates earned.

Interest expense for the six months ended June 30, 1997, amounted to $3.2 million, $95,000 (3.1%) more than the corresponding period of the prior year. The increase occurred as a result of a $5.0 million (3.6%) increase in average interest bearing liabilities to $145.0 million offset by a one basis point (0.2%) decrease in average rates paid to 4.43%. The opening of the new branch has significantly contributed to the increase in average deposits. The mix within the deposit structure changed as the average balance of certificate and money market accounts grew $5.0 million (5.9%) and $1.9 million (40.6%), respectively. The average balance of savings accounts, meanwhile, declined $2.7 million (6.7%). The decrease in average rates paid on certificate accounts of 10 basis points (1.8%) to 5.46% was a reflection of general interest rates and a competitive environment that prevailed during the first half of 1997 compared with 1996. The increase in average rate paid on money market accounts of 48 basis points (16.4%) to 3.40% reflects the increased balances in the higher interest rate tiers of the products structure.

Net interest income for the six months ended June 30, 1997 totaled $2.9 million, $8,000 (0.3%) more than the comparable period a year ago. The interest rate spread increased 8 basis points to 3.02% for the six months ended June 30, 1997; the net interest margin for the first half of 1997 of 3.52% was two basis points less than the comparable period a year ago.

Provision for Loan Losses

For the six months ended June 30, 1997 and 1996, the provision for loan losses totaled $60,000. See "Provision for Loan Losses" at page 16.

Noninterest Income

Noninterest income increased for the six month period ended June 30, 1997 to $197,000 compared with $164,000 for the corresponding period in the previous year. Increases in other loan charges and other noninterest income comprised the majority of the increase from the same period last year. Losses on the sale of securities available for sale totaling $36,000 were incurred in 1996 while there were no comparable losses in 1997.

Noninterest Expense

Noninterest expense decreased $17,000 (0.8%) to $2.2 million for the six months ended June 30, 1997, as compared with the same period in 1996. Compensation and employee benefits, the largest component of noninterest expense, increased $100,000 (7.9%) between the respective periods. This increase was a result of an increase in retail staff due to the opening of a new branch in March 1997, annual merit increases, and increased employee benefits partially due to increases in the employee stock ownership plan. Office occupancy and equipment expense increased $45,000 (17.0%) compared to the same period a year ago as a result of increases in depreciation, property taxes and utilities associated with the opening of the new branch. FDIC premiums decreased $134,000 (82.7%) to $28,000 as a result of revised premium levels associated with the Savings Association Insurance Fund ("SAIF"). Advertising and business promotion, other insurance premiums, mortgage servicing fees, data processing fees, professional service fees, and other noninterest expense remained relatively the same for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Other real estate writedowns totaled $7,000 for the first half of 1996. There were no writedowns for the comparable period in 1997.

Income Tax Expense

Income tax expense totaled $324,000 and $176,000 for the six months ended June 30, 1997 and 1996, respectively. The effective tax rate for the six months ended June 30, 1997 was 39.7%. The effective tax rate for the six months ended June 30, 1996 was 23.2% and reflects a reduction in the deferred tax asset valuation reserve reducing income tax expense. There were no reductions in the deferred tax asset valuation reserve during the six months ended June 30, 1997.

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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (SFAS
No. 130). SFAS No. 130 establishes standards for reporting and displaying of comprehensive income. SFAS No. 130 states that comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. This statement is effective for fiscal years beginning after December 15, 1997. Management anticipates developing the required information for inclusion in the 1998 annual consolidated financial statements.

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

                        SFS BANCORP, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                  JUNE 30, 1997


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

Item 2.       Changes in Securities
              None

Item 3.       Defaults upon Senior Securities
              None

Item 4.       Submission of Matters to a Vote of Security Holders

              (a) On April 16,  1997,  the  Company  held its Annual  Meeting of
                  Stockholders.

              (b) At the meeting,  Joseph H.  Giaquinto and Gerald I. Klein were elected for terms to expire in 2000.

              (c) Stockholders voted on the following matters:

                  (i) the election of the following directors of the Company:

                                                                       Broker
                   Votes:                    For       Withheld       Non-Votes
                   ------                    ---       --------       ---------

                   Joseph H. Giaquinto     1,007,938      50             --
                   Gerald I. Klein         1,007,933      55             --

                   (ii) The ratification of the appointment of KPMG Peat Marwick
                        LLP as independent auditors of the Company for the fiscal year ending December 31, 1997.

                                                                       Broker
                   Votes:        For       Withheld    Abstain        Non-Votes
                   ------        ---       --------    -------        ---------

                             1,006,010       240        1,738            --


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



                                           SFS BANCORP, INC.
                                           (Registrant)

DATE:  August 14, 1997                BY:  /s/ Joseph H. Giaquinto
                                           -----------------------
                                           Joseph H. Giaquinto
                                           Chairman of the Board,
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer)


DATE:  August 14, 1997                BY:  /s/ David J. Jurczynski
                                           -----------------------
                                           David J. Jurczynski
                                           Vice President, Treasurer and
                                           Chief Financial Officer
                                           (Principal Financial Officer)