Form 10QSB
period 1997-09-30
SFS BANCORP INC
filed 1997-11-14
CIK 942135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


         For the Quarter ended September 30, 1997 Commission File No. 0-25994


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

Indicate the number of shares of outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                Number of shares outstanding
  Class of Common Stock                             as of October 31, 1997
  ---------------------                         ----------------------------

  Common Stock, Par $.01                                  1,200,997


Transitional Small Business Disclosure Format (Check One):  Yes [   ]  No [ X ]

                        SFS BANCORP, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                               SEPTEMBER 30, 1997


INDEX

Part I    FINANCIAL INFORMATION

Item 1.   Consolidated Interim Financial Statements.............................

            Consolidated Statements of Income for the Three
            months ended September 30, 1997 and 1996, (Unaudited)...............

            Consolidated Statements of Income for the Nine
            months ended September 30, 1997 and 1996, (Unaudited)...............

            Consolidated Statements of Financial Condition as
            of September 30, 1997, (Unaudited) and December 31, 1996............

            Consolidated Statements of Changes in Stockholders' Equity for
            the Nine months ended September 30, 1997 and 1996,  (Unaudited).....

            Consolidated Statements of Cash Flows for the Nine
            months ended September 30, 1997 and 1996  (Unaudited)...............

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

Item 4.   Submission of Matters to a Vote of Security Holders...................

Item 5.   Other Information.....................................................

Item 6.   Exhibits and Reports on Form 8-K......................................

Signatures......................................................................

                        SFS BANCORP, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                               SEPTEMBER 30, 1997



--------------------------------------------------------------------------------


                         PART I - FINANCIAL INFORMATION


Item 1. - Consolidated Interim Financial Statements

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

                             SFS BANCORP, INC. AND SUBSIDIARY
                             Consolidated Statements of Income
                           (In Thousands, Except Per Share Data)


                                                                       THREE MONTHS ENDED
                                                                         SEPTEMBER  30,
                                                                     --------------------
                                                                       1997         1996
                                                                     -------      -------
                                                                          (Unaudited)
Interest income:
      Real estate loans ........................................     $ 2,482        2,233
      Other loans ..............................................          11           12
      Mortgage-backed securities ...............................         292          345
      Debt securities ..........................................         220          255
      Federal funds sold and cash deposits .....................          37           67
      Securities available for sale ............................          99           47
      Stock in Federal Home Loan Bank ..........................          23           20
                                                                     -------      -------
             Total interest income .............................       3,164        2,979

Interest expense:
      Deposits .................................................       1,705        1,546
                                                                     -------      -------
             Net interest income ...............................       1,459        1,433

Provision for loan losses ......................................          30           30
                                                                     -------      -------
             Net interest income after provision for loan losses       1,429        1,403
                                                                     -------      -------

Noninterest income:
      Gain on sale of securities ...............................        --             44
      Service fee income .......................................           4            5
      Other loan charges .......................................          49           35
      Bank fees and service charges ............................          38           35
      Other ....................................................          29           27
                                                                     -------      -------
             Total noninterest income ..........................         120          146
                                                                     -------      -------

                             SFS BANCORP, INC. AND SUBSIDIARY
                             Consolidated Statements of Income
                           (In Thousands, Except Per Share Data)
                                       (continued)


                                                                       THREE MONTHS ENDED
                                                                         SEPTEMBER  30,
                                                                     --------------------
                                                                       1997         1996
                                                                     -------      -------
                                                                          (Unaudited)
Noninterest expense:
      Compensation and employee benefits .......................         673          634
      Advertising and business promotion .......................          12           28
      Office occupancy and equipment expense ...................         156          124
      Federal deposit insurance premiums .......................          23        1,010
      Other insurance premiums .................................          27           28
      Mortgage servicing fees ..................................           8           10
      Data processing fees .....................................          43           41
      Professional service fees ................................          59           49
      Other ....................................................          68           63
                                                                     -------      -------
             Total noninterest expense .........................       1,069        1,987
                                                                     -------      -------
             Income (loss) before taxes ........................         480         (438)

Income tax expense (benefit) ...................................         184         (313)
                                                                     -------      -------
             Net income (loss) .................................     $   296         (125)
                                                                     =======      =======

Primary earnings (loss) per share ..............................     $   .25         (.10)
                                                                     =======      =======
Fully diluted earnings (loss) per share ........................     $   .25         (.10)
                                                                     =======      =======


             See accompanying notes to unaudited consolidated interim financial statements.

                             SFS BANCORP, INC. AND SUBSIDIARY
                             Consolidated Statements of Income
                           (In Thousands, Except Per Share Data)

                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER  30,
                                                                        -----------------
                                                                          1997      1996
                                                                        ------     ------
                                                                            (Unaudited)
Interest income:
      Real estate loans ...........................................     $7,157      6,436
      Other loans .................................................         31         34
      Mortgage-backed securities ..................................        913      1,087
      Debt securities .............................................        681        806
      Federal funds sold and cash deposits ........................        140        224
      Securities available for sale ...............................        224        278
      Stock in Federal Home Loan Bank .............................         64         58
                                                                        ------     ------
             Total interest income ................................      9,210      8,923

Interest expense:
      Deposits ....................................................      4,892      4,639
                                                                        ------     ------
             Net interest income ..................................      4,318      4,284

Provision for loan losses .........................................         90         90
                                                                        ------     ------
             Net interest income after provision for loan losses ..      4,228      4,194
                                                                        ------     ------

Noninterest income:
      Gain on sale of securities ..................................       --            8
      Service fee income ..........................................         12         14
      Other loan charges ..........................................        132        120
      Bank fees and service charges ...............................        120        101
      Other .......................................................         53         67
                                                                        ------     ------
             Total noninterest income .............................        317        310
                                                                        ------     ------

                             SFS BANCORP, INC. AND SUBSIDIARY
                             Consolidated Statements of Income
                           (In Thousands, Except Per Share Data)
                                       (continued)

                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER  30,
                                                                        -----------------
                                                                          1997      1996
                                                                        ------     ------
                                                                            (Unaudited)
Noninterest expense:
      Compensation and employee benefits ..........................      2,032      1,893
      Advertising and business promotion ..........................         74         87
      Office occupancy and equipment expense ......................        465        388
      Federal deposit insurance premiums ..........................         51      1,172
      Other insurance premiums ....................................         70         73
      Mortgage servicing fees .....................................         25         31
      Data processing fees ........................................        131        124
      Other real estate writedown .................................       --            7
      Professional service fees ...................................        180        189
      Other .......................................................        220        219
                                                                        ------     ------
             Total noninterest expense ............................      3,248      4,183

             Income before taxes ..................................      1,297        321

Income tax expense (benefit) ......................................        508       (136)
                                                                        ------     ------
             Net income ...........................................     $  789        457
                                                                        ======     ======

Primary earnings per share ........................................     $  .67        .36
                                                                        ======     ======
Fully diluted earnings per share ..................................     $  .66        .35
                                                                        ======     ======

             See accompanying notes to unaudited consolidated interim financial statements.

                                          SFS BANCORP, INC. AND SUBSIDIARY
                                   Consolidated Statements of Financial Condition
                                               (Dollars in Thousands)

                                                                                     September 30,   December 31,
                                                                                         1997           1996
                                                                                      ---------      ---------
      Assets                                                                         (Unaudited)
Cash and due from banks .........................................................     $   1,177          1,296
Federal funds sold ..............................................................         3,400          1,600
                                                                                      ---------      ---------
            Total cash and cash equivalents .....................................         4,577          2,896

Securities available for sale, at fair value ....................................         4,050          1,990
Investment securities:
     Debt securities (approximate fair value of $12,975
             at September 30, 1997 and $15,642 at December 31, 1996) ............        12,983         15,746
   Mortgage-backed securities (approximate fair value of
            $18,091 at September 30, 1997 and $20,322 at December 31, 1996) .....        18,018         20,434
Investment required by law, stock in Federal Home Loan Bank of NY, at cost ......         1,338          1,215
Loans receivable, net ...........................................................       128,777        118,455
Accrued interest receivable .....................................................         1,060          1,137
Premises and equipment, net .....................................................         2,243          1,921
Real estate owned ...............................................................           111            178
Prepaid expenses and other asset ................................................           936            916
                                                                                      ---------      ---------
            Total Assets ........................................................     $ 174,093        164,888


Liabilities and Stockholders' Equity
Liabilities:
    Due to depositors:
          Demand deposits .......................................................     $  11,752         10,496
          Savings accounts ......................................................        44,991         43,226
          Time deposit accounts .................................................        93,111         86,894
                                                                                      ---------      ---------
            Total Deposits ......................................................       149,854        140,616

     Advance payments by borrowers for property taxes and insurance .............           851          1,160
     Accrued expenses and other liabilities .....................................         1,672          1,441
                                                                                      ---------      ---------
            Total Liabilities ...................................................       152,377        143,217

                                          SFS BANCORP, INC. AND SUBSIDIARY
                                   Consolidated Statements of Financial Condition
                                               (Dollars in Thousands)
                                                    (continued)

                                                                                     September 30,   December 31,
                                                                                         1997           1996
                                                                                      ---------      ---------
                                                                                      (Unaudited)
Stockholders' Equity:
   Preferred stock, $.01 par value.  Authorized 500,000 shares; none issued .....          --             --
     Common stock, $.01 par value. Authorized 2,500,000 shares; 1,495,000 shares issued; 1,230,997 shares outstanding at September 30, 1997 and
            1,270,997 shares at December 31, 1996 ...............................            15             15
   Additional paid-in capital ...................................................        14,260         14,260
   Retained earnings, substantially restricted ..................................        12,227         11,687
   Common stock acquired by :
   Employee stock ownership plan ("ESOP") (95,680 shares) .......................          (957)          (957)
   Recognition and retention plan ("RRP") (34,205 shares) .......................          (345)          (540)
   Treasury stock, at cost (264,003 shares at September 30, 1997
            and 224,003 at December 31, 1996) ...................................        (3,540)        (2,840)
Net unrealized gain on securities available for sale, net of tax ................            56             46
                                                                                      ---------      ---------

     Total Stockholders' Equity .................................................        21,716         21,671
                                                                                      ---------      ---------
     Total Liabilities and Stockholders' Equity .................................     $ 174,093        164,888
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

                                               SFS BANCORP, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                  (In Thousands) (Unaudited)

                                                                                                       NET
                                                                                                   UNREALIZED
                                                                                                  GAIN (LOSS)
                                                                        COMMON        COMMON           ON
                                             ADDITIONAL                  STOCK         STOCK       SECURITIES
                                COMMON        PAID-IN     RETAINED      ACQUIRED     ACQUIRED       AVAILABLE  TREASURY
                                STOCK         CAPITAL     EARNINGS      BY ESOP       BY RRP        FOR SALE    STOCK      TOTAL
                                -----         -------     --------      -------       ------        --------    -----      -----
Nine Months Ended
September 30, 1997

Balance at December 31, 1996    $   15         14,260       11,687       (957)         (540)            46      (2,840)     21,671

Net income                          --             --          789          --           --             --          --         789

Net change in unrealized
gain on securities available        --             --           --          --           --             10                      10
for sale                                                                                                            --

Amortization of  RRP award          --             --            --        --           195             --           --        195

Cash dividends  declared            --             --          (249)       --            --             --          --        (249)

Exercise of stock options           --             --           --         --            --             --          94          94

Purchase of treasury shares         --             --           --         --            --             --        (794)       (794)
                                 -----         ------       ------       ----         -----             --       -----       ------

Balance at September 30, 1997    $  15         14,260       12,227       (957)         (345)            56      (3,540)     21,716
                                 =====         ======       ======      ======         ====             ==       ======     ======

Nine Months Ended
September 30, 1996

Balance at December 31, 1995     $  15         14,221       11,013     (1,076)          --              88          --      24,261

Net income                          --            --           457         --           --              --          --         457

Net change in unrealized
gain on  securities                 --             --           --         --           --             (46)         --         (46)
available for sale

RRP shares issued                   --             --           --         --          (672)            --          672         --

Cash dividends  declared            --             --          (80)        --           --              --          --         (80)

Purchase of  Treasury shares        --             --           --         --           --              --       (3,418)    (3,418)
                                 -----         ------       ------      ------         ----             --       ------     ------
Balance at September 30, 1996   $   15         14,221       11,390      (1,076)        (672)            42       (2,746)    21,174
                                 =====         ======       ======      ======         ====             ==       ======     ======

See accompanying notes to unaudited consolidated interim financial statements.

                                               SFS BANCORP, INC. AND SUBSIDIARY
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (In Thousands)

                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                           1997              1996
                                                                                          -------          -------
                                                                                                 (Unaudited)
Increase (decrease) in cash and cash equivalents:
    Reconciliation of net income to net cash provided
         by operating activities:
         Net income .............................................................         $   789              457
         Adjustments to reconcile net income to
            net cash provided by operating activities:
              Depreciation and amortization .....................................             140              103
              Net accretion on investment securities ............................             (38)             (10)
          Amortization of award of RRP ..........................................             195             --
              Provision for loan losses .........................................              90               90
          Loss on sale of real estate owned .....................................               3             --
              Writedown of real estate owned ....................................            --                  7
          Gain on disposition of fixed assets ...................................            --                (11)
              Proceeds from disposition of fixed assets .........................            --                 19
              Gain on sale of available for sale securities .....................            --                 (8)
              Decrease in accrued interest receivable ...........................              77              158
          Increase in prepaid expense and other assets ..........................             (20)            (580)
              Increase in accrued expense and other liabilities .................             231            1,119
                                                                                          -------          -------
                   Total adjustments ............................................             678              887
                                                                                          -------          -------
                 Net cash provided by operating activities ......................           1,467            1,344
                                                                                          -------          -------
Cash flows from investing activities:
    Proceeds from maturity/paydown of investment securities .....................           4,501            8,792
    Proceeds from maturity/paydown of securities available for sale .............           2,000             --
    Purchase of investment securities ...........................................          (1,700)          (6,000)
    Purchase of securities available for sale ...................................          (4,050)            --
    Purchase of Federal Home Loan Bank Stock ....................................            (123)             (99)
    Principal repayments on mortgage-backed securities ..........................           2,416            3,196
    Net increase in loans receivable ............................................          (7,340)         (11,272)
    Purchase of loans receivable ................................................          (3,110)          (5,185)
    Capital expenditures, net of disposals ......................................            (462)            (525)
    Proceeds from sale of available for sale securities .........................            --              5,952
    Proceeds from the sale of real estate owned .................................             102              193
                                                                                          -------          -------
         Net cash used by investing activities ..................................          (7,766)          (4,948)

                                                SFS BANCORP, INC. AND SUBSIDIARY
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (In Thousands)

                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                           1997              1996
                                                                                          -------          -------
                                                                                                 (Unaudited)
Cash flows from financing activities:
    Net increase in deposits ....................................................           9,238            2,195
    Net decrease in advance payments by borrowers for
         property taxes and insurance ...........................................            (309)            (726)
    Proceeds upon exercise of common stock options ..............................              94             --
    Dividends paid ..............................................................            (249)             (80)
    Purchase of Treasury stock ..................................................            (794)          (3,418)
                                                                                          -------          -------

    Net cash provided (used) in financing activities ............................           7,980           (2,029)
                                                                                          -------          -------
         Net increase (decrease) in cash and cash equivalents ...................           1,681           (5,633)
    Cash and cash equivalents at beginning of period ............................           2,896           10,453
                                                                                          -------          -------
    Cash and cash equivalents at end of period ..................................         $ 4,577            4,820
                                                                                          =======          =======
Supplemental  disclosures of cash flow information:
    Cash paid during the period for:
         Interest paid                                                                   $  4,892            4,622
         Taxes paid                                                                           371              509
    Transfer of loans to other real estate owned                                               38               88
    Net change in unrealized gain on securities available for sale, net of  tax                10              (46)


See accompanying notes to unaudited consolidated interim financial statements.

                        SFS BANCORP, INC. AND SUBSIDIARY
          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 1.  Presentation of Financial Information

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management's discussion and analysis of financial condition and results of operations filed with the 1996 Form 10-KSB of SFS Bancorp, Inc. and Subsidiary (the "Company"). Amounts in prior periods' unaudited consolidated interim financial statements are reclassified whenever necessary to conform to the current periods' presentation. The results of operations for the three and nine months ended September 30, 1997, are not necessarily indicative of results that may be expected for the entire year ending December 31, 1997.

The unaudited consolidated interim financial statements include the accounts of SFS Bancorp, Inc. (the "Holding Company") and its wholly owned subsidiary, Schenectady Federal Savings Bank and subsidiary (the "Bank").


NOTE 2.  Earnings Per Share

Earnings per share was computed by dividing net income applicable to common stock by the weighted average number of shares outstanding less unallocated employee stock ownership plan shares, and the dilutive effect of stock options outstanding during the respective periods. The dilutive effect of stock options are considered in both primary and fully diluted computations using the treasury stock method. Earnings per share has been computed based on the following:

                                                      Three Months Ended                    Nine Months Ended
                                                         September 30                          September 30
                                                 ----------------------------           -------------------------
                                                    1997               1996                1997            1996
                                                    ----               ----                -----           ----
Weighted average number of
     common shares outstanding                   1,135,697          1,202,824           1,152,331       1,276,410
Weighted average number of
     common shares and common
     equivalent shares outstanding               1,173,915          1,205,196           1,183,595       1,276,410
Weighted average number of
     common shares and common
     equivalent shares outstanding,
     assuming full dilution                      1,184,456          1,214,811           1,202,724       1,287,741

                        SFS BANCORP, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                               SEPTEMBER 30, 1997

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

The Bank operates as a thrift institution with the principal business being the solicitation of deposits from the general public; these deposits, together with funds generated from operations, are invested primarily in single-family, owner occupied adjustable-rate mortgage loans. The Bank is a member of the Federal Home Loan Bank of New York ("FHLB") and is subject to certain regulations of the Board of Governors of the Federal Reserve System with respect to reserves required to be maintained against deposits and certain other matters. The Bank's deposit accounts are insured by the Savings Association Insurance Fund ("SAIF"), as administered by the Federal Deposit Insurance Corporation ("FDIC"), up to the maximum amount permitted by law. The Bank is subject to regulation by the Office of Thrift Supervision ("OTS"). The Bank conducts its business through a four branch network located in Schenectady County situated in eastern upstate New York. The Bank's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its loan and mortgage-backed securities portfolios, debt securities and securities available for sale portfolios and other earning assets, and its cost of funds, consisting of the interest paid on its deposits. The Bank's operating results are also impacted by the provision for loan losses, and to a lesser extent, by gains and losses on the sale of its securities available for sale portfolio and other noninterest income. The Bank's operating expenses principally consist of employee compensation and benefits, federal deposit insurance premiums, occupancy expense and other general and administrative expenses. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of the regulatory authorities.

Except for historical information contained herein, the matters contained in this quarterly report are "forward-looking statements" that involve risk and uncertainties, including statements concerning future events or performance and assumptions and other statements of historical facts. The Company wishes to caution its readers that the following important factors, among others, could cause the Company's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company herein:

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

     the effect of unforeseen changes in interest rates;

     the effect of changes in business cycles and downturns in the local, regional, or national economies.


LIQUIDITY AND CAPITAL RESOURCES

The Company's most liquid assets are cash and cash equivalents and available for sale securities. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. Cash and cash equivalents of $2.9 million at December 31, 1996, increased $1.7 million to $4.6 million at September 30, 1997 primarily as a result of increases in federal funds sold. The Company's primary sources of funds are deposits and principal and interest payments on its loan and securities portfolios. While maturities and scheduled amortization of loans and securities are, in general, a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS Regulations. This requirement, which may vary at the direction of the OTS depending on economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio of liquid assets to deposits and short-term borrowings is currently 5%. The Bank's liquidity ratio at September 30, 1997, was 21.80%.

The Company's cash flows are comprised of three classifications: cash flows from operating activities; cash flows from investing activities; and cash flows from financing activities. Net cash flows provided by operating activities, consisting primarily of interest and dividends received on earning assets less interest paid on deposits, was $1.5 million and $1.3 million for the nine months ended September 30, 1997 and 1996, respectively. Net cash used by investing activities, consisting primarily of disbursements for the origination and purchase of loans and the acquisition of securities available for sale partially offset by principal collections on loans and mortgage-backed securities, and the proceeds from the maturity and paydowns of investment securities and securities available for sale, was $7.8 million and $4.9 million for the nine months ended September 30, 1997 and 1996, respectively. Net cash provided by financing activities for the nine months ended September 30, 1997 of $8.0 million consisted primarily of net increases in deposit accounts during the period offset by the purchase of treasury stock, the payment of dividends and the decrease in advance payments by borrowers for property taxes and insurance. Net cash used in financing activities for the nine months ended September 30, 1996 of $2.0 million consisted primarily of the purchase of treasury stock, the payment of dividends and the decrease in advance payments by borrowers for property taxes and insurance offset by a net increase in deposit accounts.

During the nine month period ended September 30, 1997 the Company repurchased 47,475 shares. The average price of treasury shares purchased was $16.73 totaling $794,000. The average price paid of $16.73 was approximately 94.8% of the Company's book value per share of $17.64 at September 30, 1997. The Company's book value per share as of December 31, 1996 was $17.05. Management believes that the repurchase of shares at less than book value is an appropriate utilization of excess capital. The Office of Thrift Supervision (OTS) restricts the number of shares which may be repurchased during the three year period following conversion. Generally, only 5% of shares outstanding may be repurchased annually during the first three years following conversion. However, the OTS has allowed additional share repurchases of 5% annually based on extenuating facts and circumstances.

At September 30, 1997, the Bank's capital exceeded each of the capital requirements of the OTS. At September 30, 1997, the Bank's tangible and core capital levels were both $18.5 million (10.6% of total adjusted assets) and its risk-based capital level was $19.2 million (20.8% of total risk-weighted assets). The current minimum regulatory capital ratio requirements are 1.5% for tangible capital, 3.0% for core capital and 8.0% for risk-weighted capital.

FINANCIAL CONDITION

Total assets increased $9.2 million (5.6%) to $174.1 million at September 30, 1997 from $164.9 million at December 31, 1996. This increase occurred as loans receivable, net, grew $10.3 million (8.7%) to $128.8 million at September 30, 1997. The growth in the loan portfolio consisted primarily of residential mortgage loans. Securities available for sale increased $2.1 million (103.5%) to $4.1 million at September 30, 1997. Federal funds sold increased $1.8 million to $3.4 million as of September 30, 1997 due primarily to the receipt of proceeds from the call of securities available for sale totaling $2.0 million late in the quarter. Offsetting these increases was a decrease in investment securities of $5.2 million (14.3%) to $31.0 million resulting primarily from maturities and principal payments.

At September 30, 1997, total liabilities were $152.4 million representing an increase of $9.2 million (6.4%) from December 31, 1996. The increase was primarily attributable to an increase in retail deposits much of which resulted from the opening of the Bank's fourth branch in March 1997. Stockholders' equity increased $45,000 to $21.7 million at September 30, 1997 due in part to the change in retained earnings and treasury stock. Retained earnings increased by $540,000 primarily as a result of net income of the Company for the nine month period ended September 30, 1997 offset by cash dividends declared during the same period. Treasury stock increased $700,000 as a result of the Company's repurchase of common stock less common stock issued in satisfaction of the exercise of stock options.

Nonperforming assets increased $301,000 (29.8%) totaling $1.3 million at September 30, 1997, compared with $1.0 million at December 31, 1996 as a result of two residential mortgages placed in nonaccrual status which are believed to possess adequate levels of collateral. Management of the Bank does not view this increase as a significant adverse trend. The ratio of nonperforming loans to total loans receivable, net was .93% at September 30, 1997, compared with .70% at December 31, 1996. The ratio of nonperforming assets to total assets at September 30, 1997, was .75% compared with .61% at December 31, 1996.

Loan Receivable, Net

A summary of loans receivable, net at September 30, 1997 and December 31, 1996 is as follows:

                                                      September 30,      December 31,
                                                           1997             1996
                                                         --------          --------
Loans secured by real estate:
   Residential:
      Conventional ............................          $ 95,605            84,840
      Home Equity .............................            22,899            22,904
      FHA Insured .............................             2,935             3,511
      VA Guaranteed ...........................             2,196             2,810
   Commercial and multi-family ................             5,381             4,532
                                                         --------          --------
                                                          129,016           118,597
Other loans ...................................               536               523
                                                         --------          --------
                                                          129,552           119,120
                                                         --------          --------
Less:
   Unearned discount and net deferred loan fees                23                23
   Allowance for loan losses ..................               752               642
                                                         --------          --------

                                                              775               665
                                                         --------          --------

Loans receivable, net .........................          $128,777           118,455
                                                         ========          ========

The following table sets forth the information with regard to nonperforming assets.

                                                      September 30,    December 31,
                                                         1997             1996
                                                        ------          ------
Loans on a nonaccrual status ..................         $1,133             801
Loans contractually past due 90 days or
   more and still accruing interest ...........             68              32
                                                        ------          ------
      Total nonperforming loans ...............          1,201             833
Other real estate owned .......................            111             178
                                                        ------          ------
      Total nonperforming assets ..............         $1,312           1,011
                                                        ======          ======

The following table sets forth the information with regard to changes in the allowance for loan losses.

                                                       For the nine months ended
                                                              September 30,
                                                       -------------------------
                                                           1997           1996
                                                         -------         -----

Balance, beginning of period                             $   642           572
Provision charged to operations                               90            90
Loans charged off                                             (9)          (45)
Recoveries on loans previously charged off                    29            29
                                                         -------         -----

Balance, end of period                                   $   752           646
                                                         =======         =====

Average Balance Data, Interest Rates and Interest Differential and Rate/Volume Analysis

The following information regarding average balances and rates earned/paid and the rate/volume analysis is an integral component of the discussion of operating results for the three months and nine months ended September 30, 1997, compared with the corresponding periods of the prior year.

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

                                             SFS BANCORP, INC. AND SUBSIDIARY
                              Average Balance Data, Interest Rates and Interest Differential
                                            (Dollars in Thousands) (Unaudited)


                                                                  THREE MONTHS ENDED SEPTEMBER  30,
                                         ---------------------------------------------------------------------------------
                                                            1997                                     1996
                                         ---------------------------------------     -------------------------------------

                                           AVERAGE         INTEREST                   AVERAGE        INTEREST
                                         OUTSTANDING        EARNED/      YIELD/      OUTSTANDING      EARNED/       YIELD/
                                           BALANCE          PAID          RATE         BALANCE         PAID          RATE
                                           -------          ----          ----         -------         ----          ----
Interest-earning assets:
      Loans receivable, net (1) .....    $  126,834     $   2,493         7.80%      $ 114,978      $  2,245         7.77%
      Mortgage-backed securities ....        18,408           292         6.29          21,807           345         6.29
      Securities available for sale .         5,864            99         6.70           3,105            47         6.02
      Debt securities ...............        13,428           220         6.50          15,902           255         6.38
      Other interest-earning asset
           including cash equivalents         2,671            37         5.50           5,136            67         5.19
       FHLB stock ...................         1,338            23         6.82           1,216            20         6.54
                                         ----------     ---------                     --------       -------
Total interest-earning assets .......       168,543         3,164         7.45         162,144         2,979         7.31
                                         ----------     ---------                     --------       -------

      Savings accounts ..............        37,306           283         3.01          38,507           292         3.02
      Money market accounts .........         7,712            70         3.60           5,641            46         3.24
      Demand and NOW accounts (2) ...        11,137            42         1.50          10,489            39         1.48
      Certificate accounts ..........        91,843         1,301         5.62          85,918         1,161         5.38
      Escrow ........................         1,736             9         2.06           1,570             8         2.03
                                         ----------     ---------                     --------       -------
Total interest-bearing liabilities ..       149,734         1,705         4.52         142,125         1,546         4.33
                                         ----------     ---------                     --------       -------
Net interest income                                     $   1,459                                    $ 1,433
                                                        =========                                    =======

Net interest rate spread                                                  2.93%                                      2.98%
                                                                          ====                                       ====

Net earning assets                       $   18,809                                  $  20,019
                                         ==========                                  =========

Net yield on average
       interest-earning assets                                            3.43%                                      3.52%
                                                                          ====                                       ====

Average interest-earning
       assets to average
       interest-bearing liabilities            1.13                                        1.14
                                               ====                                        ====


(1) Calculated net of deferred loan fees.
(2) Includes noninterest-bearing demand accounts.

                                               SFS BANCORP, INC. AND SUBSIDIARY
                                Average Balance Data, Interest Rates and Interest Differential
                                              (Dollars in Thousands) (Unaudited)


                                                                    NINE  MONTHS ENDED SEPTEMBER  30,

                                           ---------------------------------------------------------------------------------
                                                              1997                                     1996
                                           ---------------------------------------     -------------------------------------

                                             AVERAGE         INTEREST                   AVERAGE        INTEREST
                                           OUTSTANDING        EARNED/      YIELD/      OUTSTANDING      EARNED/       YIELD/
                                             BALANCE          PAID          RATE         BALANCE         PAID          RATE
                                             -------          ----          ----         -------         ----          ----
Interest-earning assets:
      Loans receivable, net (1) ..........   $122,668        $ 7,18          7.83%      $108,902      $  6,470          7.94%
      Mortgage-backed securities .........     19,241           913          6.34         22,929         1,087          6.33
      Securities available for sale ......      4,560           224          6.57          6,236           278          5.95
      Debt securities ....................     14,085           681          6.46         17,010           806          6.33
      Other interest-earning assets
           including cash equivalents ....      3,486           140          5.37          5,693           224          5.26
      FHLB stock .........................      1,316            64          6.50          1,199            58          6.46
                                           ----------     ---------                     --------       -------
Total interest-earning assets ............    165,356         9,210          7.45        161,969         8,923          7.36
                                           ----------     ---------                     --------       -------

Interest-bearing liabilities:
      Savings accounts ...................     37,209           837          3.01         39,377           889          3.02
      Money market accounts ..............      6,962           181          3.48          5,004           114          3.04
      Demand and NOW accounts (2) ........     10,626           120          1.51          9,866           108          1.46
      Certificate accounts ...............     90,561         3,734          5.51         85,229         3,507          5.50
      Escrow .............................      1,255            20          2.13          1,257            21          2.23
                                           ----------     ---------                     --------       -------
Total interest-bearing liabilities .......    146,613         4,892          4.46        140,733         4,639          4.40
                                           ----------     ---------                     --------       -------

Net interest income                                          $4,318                                    $ 4,284
                                                             ======                                    =======

Net interest rate spread                                                     2.99%                                      2.96%
                                                                             ====                                       ====

Net earning assets                           $ 18,743                                   $ 21,236
                                             ========                                   ========

Net yield on average
       interest-earning assets                                               3.49%                                      3.53%
                                                                             =====                                      =====
Average interest-earning
       assets to average
       interest-bearing liabilities              1.13                                       1.15
                                                 ====                                       ====


(1) Calculated net of deferred loan fees.
(2) Includes noninterest-bearing demand accounts.

                        SFS BANCORP, INC. AND SUBSIDIARY
                              RATE VOLUME ANALYSIS
                           (In Thousands) (Unaudited)

                      THREE MONTHS ENDED SEPTEMBER 30, 1997
                                  COMPARED WITH
                      THREE MONTHS ENDED SEPTEMBER 30, 1996

                                                      INCREASE   (DECREASE)
                                                --------------------------------
                                                              DUE TO
                                                VOLUME        RATE          NET
                                                ------        ----          ---
Interest-earning assets:
  Loans receivable, net .................       $ 239            9          248
  Mortgage-backed securities ............         (53)           0          (53)
  Securities-available for sale .........          47            5           52
  Debt securities .......................         (40)           5          (35)
  Other interest-earning assets .........         (34)           4          (30)
  FHLB stock ............................           2            1            3
                                                -----        -----        -----
Total interest-earning assets ...........       $ 161           24          185
                                                =====        =====        =====

Interest-bearing liabilities:
  Savings deposits ......................       $  (8)          (1)          (9)
  Money market accounts .................          20            4           24
  Demand and NOW deposits ...............           3            0            3
  Certificate accounts ..................          84           56          140
  Escrow ................................           1            0            1
                                                -----        -----        -----

Total interest-bearing liabilities ......       $ 100           59          159
                                                =====        =====        =====

Change in net interest income ...........                                 $  26
                                                                          =====

                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  COMPARED WITH
                      NINE MONTHS ENDED SEPTEMBER 30, 1996

                                                      INCREASE   (DECREASE)
                                                --------------------------------
                                                              DUE TO
                                                VOLUME        RATE          NET
                                                ------        ----          ---
Interest-earning assets:
  Loans receivable, net .................       $ 799          (81)         718
  Mortgage-backed securities ............        (176)           2         (174)
  Securities-available for sale .........         (80)          26          (54)
  Debt securities .......................        (143)          18         (125)
  Other interest-earning assets .........         (89)           5          (84)
  FHLB stock ............................           6            0            6
                                                -----        -----        -----

Total interest-earning assets ...........       $ 317          (30)         287
                                                =====        =====        =====

Interest-bearing liabilities:
  Savings deposits ......................       $ (50)          (2)         (52)
  Money market accounts .................          54           13           67
  Demand and NOW deposits ...............           9            3           12
  Certificate accounts ..................         217           10          227
  Escrow ................................           0           (1)          (1)
                                                -----        -----        -----

Total interest-bearing liabilities ......       $ 230           23          253
                                                =====        =====        =====

Change in net interest income ...........                                 $  34
                                                                          =====

COMPARISONS OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997

Three months ended September 30, 1997 compared with three months ended September 30, 1996

Net income for the quarter ended September 30, 1997, was $296,000 or $.25 per share on both a primary and fully diluted basis which represents an increase of $421,000 (336.8%) from the comparable quarter of the prior year. The increase in net income was primarily a result of a decrease in noninterest expense combined with an increase in net interest income after provision for loan losses and income tax expense and a decrease in noninterest income. The annualized return on average assets ("ROA") for the current quarter amounted to .68% compared with -.30% for the comparable quarter a year ago. The annualized return on average equity ("ROE") was 5.59% (on average equity of $21.2 million) compared with -2.31% (on average equity of $21.7 million) a year earlier.

Interest income for the three months ended September 30, 1997, totaled $3.2 million, an increase of $185,000 (6.2%) from 1996's third quarter, as average interest-earning assets increased by $6.4 million (3.9%) to $168.5 million and average rates earned increased by 14 basis points (1.9%) to 7.45%. The most significant factor contributing to the increased level of interest income was the increase in earnings on loans receivable, net which increased $248,000 (11.0%) as a result of a $11.9 million (10.3%) increase in the average outstanding balance combined with a 3 basis point (0.4%) increase in the average rate earned. Earnings on mortgage-backed securities decreased $53,000 as a result of a decrease in the average invested balance of $3.4 million (15.6%). Earnings on securities available for sale increased $52,000 (110.6%) as a result of an increase in average invested balance of $2.8 million (88.9%) combined with an increase in average rates earned of 68 basis points (11.3%).

Interest expense for the quarter ended September 30, 1997, amounted to $1.7 million, $159,000 (10.3%) more than the prior year's third quarter. The increase occurred as a result of a $7.6 million (5.4%) increase in average interest bearing liabilities to $149.7 million combined with a 19 basis point (4.4%) increase in average rates paid to 4.52%. The Bank opened a new branch in March 1997 which has significantly contributed to the increase in average deposits. The mix within the deposit structure changed as the average balance of certificate and money market accounts grew $5.9 million (6.9%) and $2.1 million (36.7%), respectively. The average balance of savings accounts, meanwhile, declined $1.2 million (3.1%). The increase in average rates paid on certificate accounts of 24 basis points (4.5%) to 5.62% was a reflection of general interest rates and a competitive environment that prevailed during the third quarter of 1997 compared with the third quarter of 1996. The increase in average rate paid on money market accounts of 36 basis points (11.1%) to 3.60% reflects the increased balances in the higher interest rate tiers of the product structure.

Net interest income for the three months ended September 30, 1997 totaled $1.5 million, $26,000 (1.8%) more than the comparable quarter a year ago. The interest rate spread decreased 5 basis points to 2.93% for the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996; the net interest margin for the most recent quarter of 3.43% was 9 basis points less than the comparable quarter a year ago.

Provision for Loan Losses

The provision for loan losses amounted to $30,000 for the quarters ended September 30, 1997 and 1996, respectively. The Bank utilizes the provision for loan losses to maintain an allowance for loan losses that it deems appropriate to provide for known and inherent risks in its loan portfolio. In determining the adequacy of its allowance for loan losses, management takes into account the current status of the Bank's loan portfolio and changes in appraised values of collateral as well as general economic conditions. As of September 30, 1997, the Bank's allowance for loan losses totaled $752,000 (.58% of total loans and 62.6% of nonperforming loans) compared with $642,000 (.54% of total loans and 77.1% of nonperforming loans) at December 31, 1996.

Noninterest Income

Noninterest income decreased to $120,000 for the three months ended September 30, 1997, compared with $146,000 for the corresponding period in the previous year. The decrease in the three month period ended September 30, 1997 compared with 1996 was primarily the result of gains taken on the sale of available for sale securities in 1996 totaling $44,000 offset by an increase in other loan charges.

Noninterest Expense

Noninterest expense decreased $918,000 (46.2%) to $1.1 million for the three months ended September 30, 1997, as compared with the same period in 1996. Federal deposit insurance premiums decreased $987,000 (97.7%) to $23,000 from the same period a year ago. The decrease was attributable to a special one-time assessment of the Savings Association Insurance Fund ("SAIF") insured deposits totaling $930,000 in the third quarter of 1996 and an ongoing reduction in the FDIC insurance premiums subsequent to the special assessment. Compensation and employee benefits increased $39,000 (6.2%) between the respective quarters. This increase was a result of annual merit increases and increased employee benefits partially due to increases in the employee stock ownership plan. Office occupancy and equipment expense increased $32,000 (25.8%) compared to the same quarter a year ago as a result of increases in depreciation, property taxes and utilities associated with the opening of the new branch. Advertising and business promotion decreased $16,000 (57.1%) between the respective quarters as a result of reduced television advertising and more focused print advertising. Other insurance premiums, mortgage servicing fees, data processing fees, professional service fees, and other noninterest expense remained relatively the same for the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996.

Income Tax Expense

Income tax expense totaled $184,000 for the three months ended September 30, 1997 while an income tax benefit of $313,000 was recognized in the three months ended September 30, 1996. The effective tax rate for the three months ended September 30, 1997 was 38.3%. The income tax benefit recognized in 1996 reflects the reduction in pre-tax income resulting from the special one-time SAIF assessment combined with a reduction of the deferred tax asset valuation reserve which reduced the tax effect on pre-tax income. There have been no comparable reductions in the deferred tax asset valuation reserve during the quarter ended September 30, 1997.

COMPARISONS OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

Nine months ended September 30, 1997, compared with nine months ended September 30, 1996

Net income for the nine months ended September 30, 1997, increased by $332,000 (72.6%) and totaled $789,000 compared with $457,000 recognized in the first three quarters of 1996. Primary and fully diluted earnings per share for the nine months ended September 30, 1997 was $.67 per share and $.66 per share, respectively compared to $.36 per share and $.35 per share, respectively for the same period in 1996. The increase in net income was primarily a result of a decrease in noninterest expense combined with increases in net interest income after provision for loan losses and noninterest income offset by an increase in income tax expense. Return on average assets ("ROA") for the first three quarters of 1997 amounted to .62% compared with .37% for the comparable period a year ago. Return on average equity ("ROE") was 4.95% (on average equity of $21.3 million) compared with 2.68% (on average equity of $22.7 million) a year earlier.

Interest income for the nine months ended September 30, 1997, totaled $9.2 million, an increase of $287,000 (3.2%) from 1996's first three quarters. This increase was a result of an increase in average interest-earning assets of $3.4 million (2.1%) to $165.4 million and an increase in the average rate earned of nine basis points (1.2%) to 7.45%. The largest factor contributing to the increase in interest income was the increase in earnings on loans receivable which increased $718,000 (11.1%) as a result of a $13.8 million (12.6%) increase in the average balance invested offset by a 9 basis point (1.4%) decrease in average rates earned. Earnings on mortgage-backed securities decreased $174,000 (16.1%) as a result of a decrease in average invested balance of $3.7 million (16.1%) offset by an increase in average rates earned of one basis point (0.2%). Earnings on debt securities decreased $125,000 (15.5%) as a result of a decrease in average invested balance of $2.9 million (17.2%) offset by an increase in average rates earned of 13 basis points (2.1%). Interest earned on securities available for sale decreased $54,000 (19.4%) as a result of a $1.7 million (26.9%) decrease in the average balance invested offset by an increase in the average rate earned of 62 basis points (10.4%). Earnings on other interest earning assets, essentially federal funds sold, decreased $84,000 (37.5%) as a result of the combined effect of a $2.2 million (38.8%) decrease in the average balance invested and an 11 basis point (2.1%) increase in average rates earned.

Interest expense for the nine months ended September 30, 1997, amounted to $4.9 million, $253,000 (5.5%) more than the corresponding period of the prior year. The increase occurred as a result of a $5.9 million (4.2%) increase in average interest bearing liabilities to $146.6 million combined with a 6 basis point (1.4%) increase in average rates paid to 4.46%. The opening of the new branch has significantly contributed to the increase in average deposits. The mix within the deposit structure changed as the average balance of certificate and money market accounts grew $5.3 million (6.3%) and $2.0 million (39.1%), respectively. The average balance of savings accounts, meanwhile, declined $2.2 million (5.5%). The increase in average rates paid on certificate accounts of one basis point (0.2%) to 5.51% was a reflection of general interest rates and a competitive environment that prevailed during the first three quarters of 1997 compared with 1996. The increase in average rate paid on money market accounts of 44 basis points (14.5%) to 3.48% reflects the increased balances in the higher interest rate tiers of the products structure.

Net interest income for the nine months ended September 30, 1997 totaled $4.3 million, $34,000 (0.8%) more than the comparable period a year ago. The interest rate spread increased three basis points to 2.99% for the nine months ended September 30, 1997; the net interest margin for the first three quarters of 1997 of 3.49% was four basis points less than the comparable period a year ago.

Provision for Loan Losses

For the nine months ended September 30, 1997 and 1996, the provision for loan losses totaled $90,000. See "Provision for Loan Losses" at page 18.

Noninterest Income

Noninterest income increased for the nine month period ended September 30, 1997 to $317,000 compared with $310,000 for the corresponding period in the previous year. Increases in other loan charges and other noninterest income comprised the majority of the increase from the same period last year. Net gain on the sale of securities available for sale totaling $8,000 were realized in 1996 while there were no comparable net gains or losses in 1997.

Noninterest Expense

Noninterest expense decreased $935,000 (22.4%) to $3.2 million for the nine months ended September 30, 1997, as compared with the same period in 1996. Federal deposit insurance premiums decreased $1.1 million (95.6%) to $51,000 from the same period a year ago. The decrease was attributable to a special one-time assessment of insured deposits to replenish the Savings Association Insurance Fund ("SAIF") totaling $930,000 in the third quarter of 1996 and an ongoing reduction in the FDIC insurance premiums subsequent to the special assessment. Compensation and employee benefits, the largest component of noninterest expense, increased $139,000 (7.3%) between the respective periods. This increase was a result of an increase in retail staff due to the opening of a new branch in March 1997, annual merit increases, and increased employee benefits partially due to increases in the employee stock ownership plan. Office occupancy and equipment expense increased $77,000 (19.8%) compared to the same period a year ago as a result of increases in depreciation, property taxes and utilities associated with the opening of the new branch. Advertising and business promotion, other insurance premiums, mortgage servicing fees, data processing fees, professional service fees, and other noninterest expense remained relatively the same for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Other real estate writedowns totaled $7,000 for the first three quarters of 1996. There were no writedowns for the comparable period in 1997.

Income Tax Expense

Income tax expense totaled $508,000 for the nine months ended September 30, 1997 while an income tax benefit of $136,000 was recognized in the nine months ended September 30, 1996. The effective tax rate for the nine months ended September 30, 1997 was 39.2%. See "Income Tax Expense" at page 18.

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

                        SFS BANCORP, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                               SEPTEMBER 30, 1997


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



                                           SFS BANCORP, INC.
                                           (Registrant)

DATE:  November 14, 1997            BY:    /s/ Joseph H. Giaquinto
                                           -----------------------
                                           Joseph H. Giaquinto
                                           Chairman of the Board,
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer)


DATE:  November 14, 1997            BY:    /s/ David J. Jurczynski
                                           -----------------------
                                           David J. Jurczynski
                                           Senior Vice President, Treasurer and
                                           Chief Financial Officer
                                           (Principal Financial Officer)