Form 10KSB
period 1997-12-31
SFS BANCORP INC
filed 1998-03-31
CIK 942135

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Fiscal Year Ended December 31, 1997

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. [X]

         The issuer's revenues for the fiscal year ended December 31, 1997 were $12,872,000.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such stock as of March 2, 1998 was $23.9 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

         As of March 1, 1998, the Registrant had 1,208,472 shares of Common Stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Part II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended December 31, 1997.

    Part III of Form 10-KSB - Portions of The Proxy Statement for Annual Meeting of Stockholders to be held in 1998.

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

    The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

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

         At December 31, 1997, the Company had total assets of $174.4 million, deposits of $150.5 million, and stockholders' equity of $21.4 million.

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

         The Bank, the Holding Company's only operating subsidiary, was originally chartered in 1889 as a state-chartered financial institution. In 1981 the Bank converted to a federally chartered mutual savings and loan association. Schenectady Federal's business involves attracting deposits from the general public and using such deposits to fund one- to four-family residential mortgage, home equity and, to a much lesser extent, consumer and other loans in its market area. At December 31, 1997, $127.7 million, or 94.9% of the Bank's total loan portfolio consisted of residential mortgage loans, including home equity loans. The Bank also invests in mortgage-backed securities, investment securities
(consisting primarily of U.S. government and agency obligations) and other permissible investments. At December 31, 1997, the Bank had $17.0 million of mortgage-backed securities, representing 9.7% of total assets, and $16.1 million of investment securities (including $4.1 million of securities available-for-sale, at fair value), representing 9.2% of total assets.

         The Bank has sought to enhance its net income through the adoption of a strategy designed to maintain capital in excess of regulatory requirements, limit loan delinquencies and manage the Bank's vulnerability to changes in interest rates. This strategy involves (i) emphasizing, subject to market conditions, the acquisition of adjustable rate one- to four-family mortgage loans ("ARMs") and fixed rate one- to four-family mortgage loans, (ii) emphasizing the origination of home equity loans (most of which carry floating rates of interest), (iii) maintaining a substantial portfolio of mortgage-backed and investment securities and other short- and medium-term investments, and (iv) using customer service and marketing efforts to build and maintain a substantial level of core deposits.

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

Market Area

         Schenectady Federal conducts business in Schenectady County through its main office located at 251-263 State Street in Schenectady, New York and three branch offices located in the Mayfair Shopping Center in Glenville, New York and in the Bellevue and Upper Union Street areas of Schenectady, New York. Schenectady County is part of the four-county Capital District Region which also includes the counties of Saratoga, Albany and Rensselaer. Schenectady Federal's primary market area for deposits consists of communities within Schenectady County, while the Bank's primary market area for lending extends to Albany, Rensselaer and Saratoga Counties and, to a lesser extent, Warren County.

         In 1997, the population of Schenectady County was approximately 150,000 essentially unchanged from population levels in 1985. The unemployment rate for Schenectady County was 4.2% and 4.5% in December 1997 and 1996, respectively.

         Primary industries in the Bank's market area are manufacturing and service industries. State and local government and wholesale and retail trade account for a noteworthy percentage of employment. Major employers include General Electric, KAPL, Inc., a research laboratory, the County of Schenectady, Ellis and St. Clare's Hospitals, Union College, Schenectady International, Inc. and Golub Corporation.

Lending Activities

         General. Historically, the Bank originated 30-year, fixed-rate mortgage loans secured by one- to four-family residences. During the 1990s, in order to reduce its vulnerability to changes in interest rates, the Bank has emphasized the acquisition, origination and retention of mortgage loans having shorter terms to maturity or repricing such as ARMs and home equity loans. The Bank also offers consumer loans and to a lesser extent commercial real estate mortgage loans.

         Loan Portfolio Composition. The following table sets forth certain information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                                         December 31,
                                   -----------------------------------------------------------------------------------
                                              1997                          1996                        1995
                                   -------------------------       -----------------------     -----------------------
                                      Amount        Percent         Amount         Percent       Amount        Percent
                                     --------        ------        --------        ------       --------      -------
                                                                     (Dollars in Thousands)
Real Estate Loans:
 One- to four-family ...........     $105,077         78.07%       $ 91,161         76.53%      $ 72,219        71.14%
 Multi-family ..................        1,981          1.47           1,568          1.32          2,382         2.35
 Commercial ....................        4,149          3.08           2,964          2.49          3,762         3.70
 Home Equity ...................       22,658         16.84          22,904         19.23         22,723        22.38
                                     --------         -----        --------         -----       --------        -----

    Total real estate loans ....      133,865         99.46         118,597         99.57        101,086        99.57
                                     --------         -----        --------         -----       --------        -----

Other Loans:
 Consumer:
  Deposit account ..............          573           .43             478           .40            361          .35
  Education ....................            3            --               4            --             22          .02
  Personal .....................           33           .03              34           .03             41          .04
  Automobile ...................          110           .08              --                           --           --
  Home improvement .............            2            --               3            --              5          .01
                                     --------        ------        --------        ------       --------      -------
    Total consumer loans .......          721           .54             519           .43            429          .42

Commercial business loans ......         --              --               4            --             5           .01
                                     --------         -----        --------         -----       --------        -----
    Total other loans ..........          721           .54             523           .43            434          .43
                                     --------         -----        --------         -----       --------        -----

    Total loans ................      134,586        100.00%        119,120        100.00%       101,520       100.00%
                                                     ======                        ======                      ======
Less:
 Deferred fees and discounts ...           22                            23                           27
 Allowance for losses ..........          778                           642                          572
                                     --------                      --------                     --------
    Total loans receivable,  net     $133,786                      $118,455                     $100,921
                                     ========                      ========                     ========

         The following table shows the composition of the Bank's loan portfolio by fixed and adjustable or floating rate at the dates indicated.

                                                                                       December 31,
                                                 -----------------------------------------------------------------------------------
                                                           1997                           1996                        1995
                                                  ----------------------         ---------------------         -------------------
                                                  Amount         Percent         Amount        Percent         Amount      Percent
                                                  ------         -------         ------        -------         ------      -------
                                                                                (Dollars in Thousands)
Fixed-Rate Loans:
 Real estate:
  One- to four-family ......................     $ 31,454         23.37%        $ 20,615        17.31%        $ 22,797        22.45%
  Multi-family .............................          213           .16              242          .20            1,046         1.03
  Commercial ...............................        2,335          1.73            1,533         1.29            3,133         3.09
  Home equity ..............................        4,656          3.46            4,334         3.64            4,433         4.37
                                                 --------        ------         --------       ------        --------        ------
     Total fixed-rate real estate loans ....       38,658         28.72           26,724        22.44          31,409         30.94

 Consumer ..................................          721           .54              515          .43             407           .40
 Commercial business .......................           --            --                4           --             .01             5
                                                 --------        ------         --------       ------        --------        ------
     Total fixed-rate  loans ...............       39,379         29.26           27,243        22.87          31,821         31.35

Adjustable-Rate Loans
 Real estate:
  One- to four-family ......................       73,623         54.70           70,546        59.22          49,422         48.68
  Multi-family .............................        1,768          1.31            1,326         1.11           1,336          1.31
  Commercial ...............................        1,814          1.35            1,431         1.20            629           .62
  Home equity ..............................       18,002         13.38           18,570        15.59          18,290         18.02
                                                 --------        ------         --------       ------        --------        ------

     Total adjustable-rate real estate loans       95,207         70.74           91,873        77.13          69,677         68.63

 Consumer ..................................           --            --                4           --              22           .02
 Commercial business........................           --            --               --           --              --            --
                                                 --------        ------         --------       ------        --------        ------
     Total adjustable-rate loans ...........       95,207         70.74           91,877        77.13          69,699         68.65
                                                 --------        ------         --------       ------        --------        ------
     Total loans ...........................      134,586        100.00%         119,120       100.00%        101,520        100.00%
                                                                 ======                        ======                        ======
Less:
 Deferred fees and discounts ...............           22                             23                           27
 Allowance for loan losses .................          778                            642                          572
                                                 --------                       --------                     --------
    Total loans receivable, net ............     $133,786                       $118,455                     $100,921
                                                 ========                       ========                     ========

         The following schedule illustrates the interest rate sensitivity of the Bank's loan portfolio at December 31, 1997. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                                              Real Estate
                                     ----------------------------------------------------------------------------------------
                                                               Multi-family and
                                      One-to four-family             Commercial       Home Equity           Consumer
                                    ------------------------- ------------------------- -------------------------------------
                                                 Weighted               Weighted               Weighted             Weighted
                                                 Average                Average                Average              Average
                                      Amount      Rate       Amount      Rate       Amount      Rate      Amount     Rate
                                      ------      ----       ------      ----       ------      ----      ------     ----
                                                                              (Dollars in Thousands)
Due During Years
    Ending December 31,
1998.......................          $    52      7.37%      $1,192      3.66%     $    12      8.50%      $516       8.37%
1999.......................              359      7.74           73      8.75        1,178      9.80         81       9.02
2000.......................              223      8.47           67      9.50        3,270      9.56         32       7.89
2001 to 2002...............            1,755      7.55        1,334      9.60        4,303      9.40         92       7.84
2003 to 2022...............           37,195      8.10        3,464      9.30       13,878      8.81         --         --
2023 and following.........           65,493      7.42          --         --           17      7.99         --         --
                                    --------                 ------                -------                 ----
                                    $105,077                 $6,130                $22,658                 $721
                                    ========                 ======                =======                 ====

                                                    Real Estate
                                 -----------------------------------------------
                                       Commercial
                                        Business                    Total
                                 --------------------   ------------------------
                                             Weighted               Weighted
                                              Average                Average
                                 Amount        Rate      Amount       Rate
Due During Years
    Ending December 31,
1998......................      $   --         --       $  1,772      5.17%
1999......................          --         --          1,691      9.28
2000......................          --         --          3,592      9.48
2001 to 2002..............          --         --          7,484      8.98
2003 to 2022..............          --         --         54,537      8.36
2023 and following........          --         --         65,510      7.42
                                ------                  --------
                                $   --                  $134,586
                                ======                  ========

         The total amount of loans due after December 31, 1997 which have predetermined interest rates is $39.7 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $94.9 million.

         Pursuant to Federal law, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At December 31, 1997, based on the above, the Bank's loans-to-one borrower limit was approximately $2.8 million. On the same date, the Bank had no borrowers with outstanding balances in excess of this amount. The Bank's largest lending relationship at December 31, 1997 was two loans to one borrower totalling $788,000. One loan in the amount of $548,000 was on a five building 20 unit apartment complex located in Saratoga Springs, New York. The second loan in the amount of $240,000 was on a commercial property used in the borrower's business in Schenectady, New York. Both loans were performing in accordance with their terms at December 31, 1997.

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

         All secured loans over $500,000, or unsecured loans over $100,000, must be approved by the Bank's Board of Directors. The Bank's Loan Committee, consisting of officers Giaquinto, Schlansker, Ammian, and Krywinski, has authority to approve secured loans up to $500,000 and unsecured loans up to $100,000. Any three of these individuals acting as a group can approve a loan within the authority of the Loan Committee. Various officers of the Bank have individual secured loan approval authority ranging from $10,000 to $300,000. Authorization for unsecured loans range from $500 to $5,000.

         Generally, the Bank requires title insurance or updated abstracts on its mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. The Bank also requires flood insurance to protect the property securing its interest when the property is located in a flood plain.

         One- to Four-Family Residential Real Estate Lending. The cornerstone of the Bank's lending program is the origination of loans secured by mortgages on owner-occupied one- to four-family residences. At December 31, 1997, $127.7 million, or 94.9% of the Bank's loan portfolio consisted of mortgage loans (including home equity loans) on one- to four-family residences. Substantially all of the residential loans originated by Schenectady Federal are secured by properties located in the Bank's primary lending area. Included in the mortgage loan portfolio at December 31, 1997, the Bank also had $6.1 million of purchased one- to four-family loans serviced by others, which were primarily secured by properties located outside its market area. A majority of the mortgage loans originated by the Bank are retained and serviced by it. No loans have been purchased by the Bank and serviced by others since 1990.

         The Bank offers conventional fixed-rate loans with terms ranging between 10 and 30 years. The interest rate on such loans is generally based on the FHLMC delivery rates as well as competitive factors.

         In addition to fixed rate loans, the Bank offers one-year ARMs at a margin (generally 300 basis points) over the yield on the Average Monthly One Year U.S. Treasury Constant Maturity Index for terms of up to 30 years. The ARM loans currently offered by the Bank generally provide for a 200 basis point annual interest rate change cap and a lifetime cap of 600 basis points over the initial rate. The Bank's loans typically do not contain floors. Initial interest rates offered on the Bank's ARMs may be 100 to 350 basis points below the fully indexed rate, and borrowers are qualified at that initial rate plus 200 basis points. As a result, the risk of default on these loans may increase as interest rates increase. See "Asset Quality-Non-Performing Assets." The Bankalso offers five year/one year and three year/one year ARM products where the rate is fixed for the first three or five years. After the initial fixed term, the mortgage has the same characteristics as a one-year ARM. The Bank's ARMs do not permit negative amortization of principal, do not contain prepayment penalties and are not convertible into fixed-rate loans. In the past, the Bank offered one-year ARMs with a margin 200 to 300 basis points over a specified index and an average annual cap of 600 basis points. At December 31, 1997, one- to four-family ARMs totaled $73.6 million, or 54.7% of the Bank's total loan portfolio.

         In underwriting one- to four-family residential real estate loans, the Bank evaluates both the borrower's ability to make principal, interest and escrow payments, the value of the property that will secure the loan and debt to income ratios. Schenectady Federal originates residential mortgage loans with loan-to-value ratios of up to 95% for owner-occupied homes. However, private mortgage insurance is required on loans with loan-to-value ratios greater than 80% to reduce the Bank's exposure. The Bank generally seeks to underwrite its loans in accordance with secondary market standards.

         The Bank's residential mortgage loans customarily include due-on-sale clauses giving the Bank the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

         The Bank also originates home equity loans and lines of credit secured by a lien on the borrower's residence. The Bank's home equity loans are generally limited to $100,000. The Bank uses the same underwriting standards for home equity loans as it uses for one- to four-family residential mortgage loans. The Bank's home equity loans are originated in amounts which, together with the amount of the first mortgage, do not exceed 80% of the appraised value of the property securing the loan. The interest rates for home equity loans and lines of credit float with the prime rate or, in the case of loans (but not lines of credit), are fixed. The Bank writes home equity loans for terms of up to 25 years. At December 31, 1997, the Bank had $22.7 million of home equity loans and an additional $10.1 million of additional funds committed, but undrawn, under home equity lines of credit.

         Commercial Real Estate and Multi-Family Lending. The Bank actively originates and purchases permanent commercial real estate and multi-family loans. At December 31, 1997, the Bank had $4.1 million in commercial real estate loans, representing 3.1% of the Bank's total loan portfolio, and $2.0 million in multi-family loans, or 1.5% of the Bank's total loan portfolio.

         The Bank's commercial real estate and multi-family loan portfolio includes loans secured by motels, apartment buildings, small office buildings, and other non-residential building properties, as well as participation interests therein.

         The Bank's permanent commercial real estate and multi-family loans generally carried a maximum term of 25 years. These loans were generally written in amounts of up to 75% of the lesser of the appraised value of the property or the purchase price and had a projected debt service coverage ratio of at least 1.2%. Commercial real estate loans originated during 1997 possess maturity dates between five and ten years. Those loans maturing in ten years have been originated to reprice in five years.

         Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. At December 31, 1997, the Bank had two commercial real estate loans to one borrower totaling over $500,000 that are non-performing. See "Asset Quality-Non-Performing Assets." Since 1991, the Bank has focused its primary efforts on residential lending.

         Consumer Lending. The Bank originates a variety of consumer loans, including automobile, home improvement, deposit account and other loans for household and personal purposes. At December 31, 1997, consumer loans totaled $721,000 or .5% of total loans outstanding.

         Consumer loan terms vary according to the type of loan and value of collateral, length of contract and creditworthiness of the borrower. The Bank's consumer loans are made at fixed interest rates, with terms of up to 20 years for secured loans and on a demand basis for unsecured loans.

         The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and the ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the Bank has, in the past, experienced significant losses in the consumer loan portfolio, at December 31, 1997, there were no loans in the consumer loan portfolio which were non-performing. During 1997, the Bank recovered $42,000 on consumer loans previously charged off. There can be no assurance that delinquencies will not develop in the future.

         Originations,   Purchases  and  Sales  of  Loans  and   Mortgage-Backed
Securities

         Loan applications are taken in all branch offices and approved in the main office of the Bank. Prior to 1994, most of Schenectady Federal's originated loans were generated by Schenectady Federal's staff of salaried loan officers. Beginning in 1994, the Bank began to originate a significant amount of loans through local mortgage brokers which generally retained a 100 basis point origination fee as their compensation. Also during 1994, the Bank purchased loans on a servicing released basis which were originated by a mortgage banker for the Bank. All such loans were originated in accordance with the Bank's normal underwriting standards. The Bank believes that its utilization of mortgage brokers has had a favorable impact on loan originations. However, in the event the Bank's relationship with these mortgage brokers were terminated in the future, loan originations and results of operations could be adversely affected. In an effort to mitigate this risk, the Bank hired a representative in 1997 to originate residential mortgage loans on a full commission basis.

         While the Bank originates both fixed and adjustable-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market. Demand is affected by the interest rate environment. During 1995, 1996 and 1997, the Bank's volume of ARMs exceeded its volume of fixed rate loans.

         Historically, the Bank retained most of the fixed rate one- to four-family residential loans in its portfolio. In order to reduce its vulnerability to changes in interest rates, commencing in 1992 through 1994, the Bank sold most of the fixed rate residential loans it originated or otherwise acquired with maturities in excess of 15 years, except where the interest rate equaled or exceeded a specified rate (as designated from time to time by management) based on its portfolio objectives and alternative investment opportunities. When loans are sold, the Bank typically retains the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. The servicing fee is recognized as income over the life of the loans. At December 31, 1997, the Bank serviced $3.5 million of mortgage loans for others. The Bank did not sell loans during 1995, 1996 and 1997.

         The following table shows the loan and mortgage-backed securities origination, purchase, sale and repayment activities of the Bank for the periods indicated.

                                                         Year Ended December 31,
                                              ---------------------------------------
                                                1997            1996            1995
                                              --------        --------        -------
                                                           (In Thousands)
LOANS:
Originations by type:
      Adjustable rate:
       Real estate - one- to four-family      $ 13,186(1)     $ 20,894(1)     $ 8,219(1)
                     - home equity ......        5,705           5,174          5,474
                     - commercial........          927              --             --
       Non-real estate - consumer........           --              --             --
                                              --------        --------        -------
             Total  adjustable-rate .....       19,818          26,068         13,693

      Fixed rate:
       Real estate - one- to four-family         9,930(2)        1,606(2)       2,966(2)
                     - home  equity......          515             737          1,713
                     - commercial .......        1,318             198            198
       Non-real estate - consumer........          293              16             --
                                              --------        --------        --------
             Total fixed-rate ...........       12,056           2,557           4,679
                                              --------        --------        --------
             Total loans originated .....       31,874          28,625
                                                                                18,372
     Purchases:
       Real estate - one- to four-family         3,550           6,973           5,245
                                              --------        --------        --------
     Sales and Repayments:
       Real estate - one- to four-family           --              --              --
       Non-real estate - consumer........          --              --              --
                                              --------        --------        --------
             Total  sales................          --              --              --

       Principal repayments .............       19,958          17,998          16,701
                                              --------        --------        --------
             Total  reductions ..........       19,958          17,998          16,701
                                              --------        --------        --------

             Net increase ...............     $ 15,466       $ 17,600        $  6,916
                                              ========        ========        ========
    MORTGAGE-BACKED SECURITIES:
     Purchases:
      Mortgage-backed securities ........     $     --        $     --        $  5,381
     Principal repayments................        3,468           3,984           2,954
                                              --------        --------        --------
         Net increase  (decrease)........     $ (3,468)       $( 3,984)        $  2,427
                                              ========        ========        ========

(1) Includes $12,672, $19,573 and $8,138 of loans originated through brokers in 1997, 1996 and 1995, respectively.
(2) Includes $8,511, $162 and $1,930 of loans originated through brokers in 1997, 1996 and 1995, respectively.

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

         The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at December 31, 1997.

                                                     Loans Delinquent For:
                             -----------------------------------------------------------------------
                                         60-89 Days                     90 Days and Over                 Total Delinquent Loans
                             ----------------------------------------------------------------------- -------------------------------
                                                       Percent                            Percent                           Percent
                                                       of Loan                            of Loan                           of Loan
                                Number      Amount     Category    Number      Amount     Category      Number    Amount    Category
                             ----------  ----------  ----------------------  ----------  ----------- ----------  ----------  -------
                                                                         (Dollars in Thousands)
  Real Estate:
  One- to four-family . .           8        $285         .27%         11      $  491         .46%         19       $ 776       .73%
    Multi-family . . . . .        ---         ---         ---         ---         ---         ---         ---         ---       ---
    Commercial   . . . . .          1         147        3.55           2         691       16.65           3         838     20.20
    Home equity  . . . . .        ---         ---         ---           4         165         .72           4         165       .72
  Consumer    . . . . . . .       ---         ---         ---         ---         ---         ---         ---         ---       ---
                    . . . .
  Commercial business   . .       ---         ---         ---         ---         ---         ---         ---         ---       ---
                                 ----        -----      -----        ----      ------       -----         ---      ------     -----

  Total                             9        $432         .32%         17      $1,347        1.00%         26      $1,779      1.32%
                                =====        ====       =====        ====      ======       =====        ====      ======     =====

         Classification of Assets. Federal regulations require that each savings institution classify its assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets classified as substandard or doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as loss, the institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS. On the basis of management's review of its assets, at December 31, 1997, the Bank had classified a total of $1.5 million of its loans and other assets as follows:

                                                   Commercial Real
                                One- to Four-       Estate and         Consumer
                                  Family          Multi-Family        and Other           Total
                             ---------------- --------------------  -------------       ---------
                                                             (In Thousands)
         Substandard     .          $602              $691              $165              $1,458
         Doubtful    . . .           ---               ---               ---                 ---
         Loss    . . . . .           ---               ---               ---                 ---
                                    ----              ----              ----              ------
             Total . . . .          $602              $691              $165              $1,458
                                    ====              ====              ====              ======

         Schenectady Federal's classified assets consist of the non-performing loans and loans and other assets of concern discussed herein. As of the date hereof, these asset classifications are generally consistent with those of the OTS and FDIC. Subsequent to December 31, 1997, approximately $389,000 of one-to-four family and commercial real estate and multi-family loans were either paid off or past due payments brought current.

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

                                                                                December 31,
                                                                   ----------------------------------------
                                                                     1997           1996            1995
                                                                   ---------      ----------      ---------
                                                                           (Dollars in Thousands)
          Non-accruing loans:
            One- to four-family . . . . . . . . . . . . . . . .    $    472          $   25          $  54
            Home equity   . . . . . . . . . . . . . . . . . . .         165              18            ---
            Multi-family  . . . . . . . . . . . . . . . . . . .         ---             ---            ---
            Commercial real estate  . . . . . . . . . . . . . .         691             756            744
            Consumer  . . . . . . . . . . . . . . . . . . . . .         ---               2            ---
            Commercial business   . . . . . . . . . . . . . . .         ---             ---            ---
                                                                   --------          ------          -----
                   Total          . . . . . . . . . . . . . . .       1,328             801            798
                                                                   --------          ------          -----
          Accruing loans delinquent 90 days or more:
            One- to four-family . . . . . . . . . . . . . . . .          19              32             41
            Home equity   . . . . . . . . . . . . . . . . . . .         ---             ---            ---
            Multi-family  . . . . . . . . . . . . . . . . . . .         ---             ---            ---
            Commercial real estate  . . . . . . . . . . . . . .         ---             ---            ---
            Consumer  . . . . . . . . . . . . . . . . . . . . .         ---             ---            ---
            Commercial business   . . . . . . . . . . . . . . .         ---             ---            ---
                                                                   --------          ------          -----
                   Total . . . . . .  . . . . . . . . . . . . .          19              32             41
                                                                   --------          ------          -----
          Restructured loans:
            One- to four-family . . . . . . . . . . . . . . . .         ---             ---            ---
            Home equity   . . . . . . . . . . . . . . . . . . .         ---             ---            ---
            Multi-family  . . . . . . . . . . . . . . . . . . .         ---             ---            ---
            Commercial real estate  . . . . . . . . . . . . . .         ---             ---            ---
            Consumer  . . . . . . . . . . . . . . . . . . . . .         ---             ---            ---
            Commercial business   . . . . . . . . . . . . . . .         ---             ---            ---
                                                                   --------          ------          -----
                   Total. . . . . . . . . . . . . . . . . . . .         ---             ---            ---
                                                                   --------          ------          -----
          Foreclosed assets:
            One- to four-family . . . . . . . . . . . . . . . .         ---              94            ---
            Home equity   . . . . . . . . . . . . . . . . . . .          27             ---            ---
            Multi-family  . . . . . . . . . . . . . . . . . . .         ---             ---            200
            Commercial real estate  . . . . . . . . . . . . . .          84              84            ---
            Consumer  . . . . . . . . . . . . . . . . . . . . .         ---             ---            ---
            Commercial business   . . . . . . . . . . . . . . .         ---             ---            ---
                                                                   --------          ------          -----
                   Total                    . . . . . . . . . .         111             178            200
                                                                   --------          ------          -----

          Total non-performing assets   . . . . . . . . . . . .    $  1,458          $1,011         $1,039
                                                                   =========         =======        ======
          Total as a percentage of total assets     . . . . . . .       .84%            .61%           .62%
                                                                   =========         =======        ======
          Total non-performing loans    . . . . . . . . . . . .    $  1,347          $  833         $  839
                                                                   =========         ======         ======
          Total as a percentage of total loans receivable, net         1.01%            .70%           .83%
                                                                   =========        =======         ======

    For the year ended December 31, 1997 gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $89,000. The amount that was included in interest income on such loans was $0.

    As of December 31, 1997, the Bank's non-performing assets having a book value of $500,000 or more included the following:

         Motel loans. In 1988, the Bank purchased a participation interest in two loans secured by three Travelers Motor Inns having an aggregate of 315 units and located in Albany, Plattsburg and Syracuse, New York. As a result of cash flow and other problems, the loans have been delinquent since 1992. As of December 31, 1997, the borrower was in bankruptcy. Beginning in February 1996, the Bank began receiving adequate protection payments in an amount established by the Bankruptcy Court. At December 31, 1997, the book value of this asset was $691,000. In January, 1998, the loan secured by the Plattsburgh facility was paid in full and the Bank recovered approximately $21,000 of the amount previously charged off. In accordance with the ruling of the Bankruptcy Court, the remaining loan will begin paying at a rate of 10.5% with a term of five years.

         Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of December 31, 1997 there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

         Management has considered the Bank's non-performing and "of concern" assets in establishing its allowance for loan losses.

         Allowance for Loan Losses. The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                                                 Year Ended December 31,
                                                                         ----------------------------------
                                                                            1997         1996         1995
                                                                         --------      -------      -------
                                                                                 (Dollars in Thousands)
            Balance at beginning of period  . . . . . . . .  . . . . .      $642         $572         $861
            Charge-offs:
              One- to four-family  . . . . . . . . . . . . . . . . . .        16           44           88
              Home equity  . . . . . . . . . . . . . . . . . . . . . .         7           41          ---
              Multi-family . . . . . . . . . . . . . . . . . . . . . .       ---          ---          419
              Commercial real estate . . . . . . . . . . . . . . . . .       ---          ---          202
              Consumer   . . . . . . . . . . . . . . . . . . . . . . .         3            2            9
              Commercial business    . . . . . . . . . . . . . . . . .       ---          ---          ---
                                                                            ----         ----         ----
            Total                        . . . . . . . . . . . . . . .        26           87          718
                                                                            ----         ----         ----
            Recoveries:
              One- to four-family  . . . . . . . . . . . . . . . . . .       ---          ---            7
              Home equity  . . . . . . . . . . . . . . . . . . . . . .       ---          ---          ---
              Multi-family . . . . . . . . . . . . . . . . . . . . . .       ---          ---          ---
              Commercial real estate . . . . . . . . . . . . . . . . .       ---          ---          ---
              Consumer   . . . . . . . . . . . . . . . . . . . . . . .        42           37           52
              Commercial business    . . . . . . . . . . . . . . . . .       ---          ---          ---
                                                                            ----         ----         ----
            Total                        . . . . . . . . . . . . . . .        42           37           59
                                                                            ----         ----         ----

            Net charge-offs (recoveries)   . . . . . . . . . . . . . .       (16)          50          659
            Additions charged to operations  . . . . . . . . . . . . .       120          120          370
                                                                            ----         ----         ----
            Balance at end of period . . . . . . . . . . . . . . . . .      $778         $642         $572
                                                                            ====         ====         ====
            Ratio of net charge-offs (recoveries) to average
            loans outstanding . . . . . . . . . . . . . . . . . . . .       (.01)%       .04%         .68%
                                                                            ====         ====         ====
            Ratio of net charge-offs (recoveries)
                to non-performing loans  . . . . . . . . . . . . . . .     (1.19)%      6.00%        78.55%
                                                                            ====         ====         ====
            Allowance for loan losses to non-performing loans . . . .      57.76%       77.07%       68.18%
                                                                            ====         ====         ====
            Allowance for loan losses to total loans at end of
            period. . . . . . . . . . . . . . . . . . . . . . . . . .       .58%          .54%         .56%
                                                                            ====         ====         ====

         The distribution of the Bank's allowance for loan losses at the dates indicated is summarized as follows:

                                                                         December 31,
                                        ---------------------------------------------------------------------------------
                                                  1997                       1996                        1995
                                        -------------------------  --------------------------  --------------------------
                                                       Percent                   Percent                      Percent
                                                      of Loans                   of Loans                     of Loans
                                                       in Each                   in Each                      in Each
                                                      Category                  Category                     Category
                                                      of Total                  of Total                     of Total
                                           Amount       Loans       Amount        Loans         Amount         Loans
                                        ----------   ------------  ----------    ------------  ----------    ------------
                                                                             In Thousands)

     One-to-four  family..........      $   239        78.03       $   141         76.53         $ 117         71.14
     Multi-family ................           20         1.47            16          1.32            24          2.35
     Commercial real estate.......          143         3.12           143          2.49           104          3.70
     Home equity..................           68        16.84            60         19.23            34         22.38
     Consumer.....................            7          .54             5           .43             4           .42
     Commercial business..........          ---          ---           ---           ---           ---           .01
     Unallocated..................          301          ---           277           ---           289           ---
                                        -------       ------       -------        ------         -----        -------

        Total.....................      $   778       100.00%      $   642        100.00%        $ 572        100.00%
                                        =======       ======       =======        ======         =====        =======

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

         While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination. No portion of the reserve is available to absorb realized losses. The amount and timing of realized losses and future reserve allocations may vary from current estimates.

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

         Investment Securities. Federally chartered savings institutions have the authority to invest in various types of investment securities, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

         To date, the Bank's investment strategy has been directed toward high-quality assets (primarily government and agency obligations) with varying terms to maturity. At December 31, 1997, the Bank did not own any investment securities of a single issuer which exceeded 10% of the Bank's equity, other than U.S. government or federal agency obligations.

         The Bank invests its liquid assets primarily in interest-earning overnight deposits. Other investments include primarily high grade medium-term (up to five years) U.S. Treasury and agency obligations. For the year ended December 31, 1997, the Bank had an average outstanding balance of $18.1 million in investment securities (including $4.4 million of securities available for sale) with an average yield of 6.51%.

         The following table sets forth the composition of the Bank's securities portfolio at the dates indicated.


                                                                                        December 31,
                                                      ------------------------------------------------------------------------------
                                                                1997                        1996                         1995
                                                      -------------------------   -------------------------    ---------------------
                                                         Book        % of          Book           % of           Book         % of
                                                        Value        Total         Value          Total          Value        Total
                                                      ---------     -----------   ---------      ----------    ---------    --------
                                                                                   (Dollars in Thousands)
 Securities available for sale (at fair value):
   Federal agency obligations  . . . . . . . . . .     $ 4,067        22.96%      $    ---           ---%      $    ---         ---%
   Mutual funds  . . . . . . . . . . . . . . . . .         ---          ---          1,990          9.68          7,976       21.65
 Investment securities (at amortized cost):
   U.S. government obligations   . . . . . . . . .       1,992        11.24          3,980         19.37          5,968       16.20
   Federal agency obligations  . . . . . . . . . .       9,945        56.13          9,481         46.13          9,692       26.30
   Municipal bonds   . . . . . . . . . . . . . . .          76          .43             84           .41             93         .25
   Corporate bonds   . . . . . . . . . . . . . . .         ---          ---          2,201         10.71          2,905        7.88
   Mutual funds  . . . . . . . . . . . . . . . . .         ---          ---            ---           ---            ---         ---
                                                      --------       ------       --------        ------        -------      ------
 Subtotal    . . . . . . . . . . . . . . . . . . .      16,080        90.76         17,736         86.30         26,634       72.28
 FHLB stock    . . . . . . . . . . . . . . . . . .       1,338         7.55          1,215          5.91          1,117        3.03
                                                      --------       ------       --------        ------        -------      ------
      Total investment securities and FHLB stock       $17,418        98.31%       $18,951         92.21%       $27,751       75.31%
                                                       =======       ======        =======        ======        =======      ======
 Average remaining life of securities excluding
 FHLB stock and mutual funds     . . . . . . . . .     5.1 years                   3.6 years                    3.2 years

 Other interest-earning assets:
   Federal funds sold  . . . . . . . . . . . . . .         300         1.69          1,600          7.79          9,100       24.69
                                                       -------       ------        -------        ------        -------      ------
       Total . . . . . . . . . . . . . . . . . . .     $17,718       100.00%       $20,551        100.00%       $36,851      100.00%
                                                       =======       ======        =======        ======        =======      ======

 Average remaining life or term to repricing of
 securities and other interest-earning assets,
  excluding FHLB stock and mutual funds   . . . .      5.0 years                   3.3 years                    2.2 years

         The composition and maturities of the securities portfolio, excluding FHLB stock and federal funds sold, are indicated in the following table.

                                                                             December 31, 1997
                                    --------------------------------------------------------------------------------------------
                                            Less Than      1 to 5      5 to 10       Over       No Stated
                                             1 Year        Years        Years       10 Years     Maturity      Total Securities
                                            ---------      -------     --------     --------    ---------    -------------------
                                             Book          Book         Book         Book        Book         Book        Market
                                             Value         Value        Value        Value       Value        Value       Value
                                             -------      -------      -------      -------     -------      -------     -------
                                                                      (Dollars in Thousands)
 Securities available for
 sale:
   Federal agency obligations .............. $ 4,067      $  --        $  --        $  --       $  --        $ 4,067     $ 4,067
                                             -------      -------      -------      -------     -------      -------     -------
 Investment securities:
   U.S. government securities ..............   1,992         --           --           --          --          1,992       1,998
   Federal agency obligations ..............    --          7,057        1,124        1,764        --          9,945       9,945
   Municipal bonds .........................    --           --             76         --          --             76          76
   Corporate bonds .........................    --           --           --           --          --           --          --
   Collateralized mortgage obligation ......    --           --           --           --          --           --          --
                                             -------      -------      -------      -------     -------      -------     -------
     Total investmentsecurities ............   1,992        7,057        1,200        1,764        --         12,013      12,019
                                             -------      -------      -------      -------     -------      -------     -------

 Total  securities ......................... $ 1,992      $11,124      $ 1,200      $ 1,764     $  --        $16,080     $16,086
                                             =======      =======      =======      =======     =======      =======     =======

 Weighted average yield ....................    5.13%        6.47%        8.30%       8.00%         ---%        6.61%


         Mortgage-Backed Securities. In order to supplement loan production and achieve its asset/liability management goals, the Bank invests in mortgage-backed securities. All of the mortgage-backed securities owned by the Bank are issued, insured or guaranteed either directly or indirectly by a federal agency or are rated "AA" or higher. At December 31, 1997, Schenectady Federal had $17.0 million of mortgage-backed securities, all of which are held for investment purposes.

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

                     The following table sets forth the contractual maturities of the Bank's mortgage-backed securities at December 31, 1997.

                                                                           December 31, 1997
                                      -----------------------------------------------------------------------------------------
                                      Less Than      1 to 5      5 to 10      10 to 20       Over        Total Mortgage-Backed
                                        1 Year       Years        Years         Years       20 Years           Securities
                                      --------       ------      -------      ---------    ---------   ------------------------
                                        Book         Book         Book         Book         Book        Book         Market
                                        Value        Value        Value        Value        Value       Value        Value
                                       -------      -------      -------      -------      -------      -------     -------
                                                                       (Dollars in Thousands)
Mortgage Backed Securities
  Held for Investment:
 Government National Mortgage
   Association .....................   $     2      $  --        $   180      $ 1,867      $  --        $ 2,049     $ 2,197
 Federal National Mortgage
   Association .....................      --          2,826         --             98        1,533        4,457       4,465
 Federal Home Loan Mortgage
   Corporation .....................     2,123        6,743         --            402        1,192       10,460      10,414
                                       -------      -------      -------      -------      -------      -------     -------
Total mortgage-backed
 securities ........................   $ 2,125      $ 9,569      $   180      $ 2,367      $ 2,725      $16,966     $17,076
                                       =======      =======      =======      =======      =======      =======     =======

Weighted average yield .............      5.23%        6.03%        7.47%        8.82%        6.98%       6.49%
                                       =======      =======      =======      =======      =======     =======

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

         The following table sets forth the savings flows at the Bank during the periods indicated.

                                                Year Ended December 31,
                                       -----------------------------------------
                                          1997            1996            1995
                                       ----------      ---------       ---------
                                               (Dollars in Thousands)
 Opening Balance ...................   $ 140,616       $ 139,671       $ 138,299
 Deposits ..........................     249,343         237,180         231,591
 Withdrawals .......................    (246,113)       (242,412)       (236,426)
 Interest credited .................       6,623           6,177           6,207
                                       ---------       ---------       ---------

 Ending balance ....................   $ 150,469       $ 140,616       $ 139,671
                                       =========       =========       =========

 Net increase ......................   $   9,853       $     945       $   1,372
                                       =========       =========       =========

 Percent increase ..................        7.01%            .68%            .99%
                                       =========       =========       =========

       The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank for the periods indicated.

                                                                                Year Ended December 31,
                                                 --------------------------------------------------------------------------
                                                        1997                       1996                        1995
                                                 --------------------      --------------------        --------------------
                                                             Percent                   Percent                     Percent
                                                 Amount      of Total       Amount     of Total        Amount      of Total
                                                 ------      --------       -----      --------        ------      ---------
                                                                                   (Dollars in Thousands)
  Transaction and Savings Deposits:(1)

  Noninterest-bearing Checking Accounts
  Savings Accounts 3.00%    . . . . . . .        $ 2,265        1.51%      $  1,392          .99%      $  2,077        1.49%
  NOW Accounts 1.75%      . . . . . . . .         36,681       24.38         37,152        26.42         40,745       29.17
  Money Market Accounts 2.60%-4.30%     .          9,163        6.09          9,104         6.47          7,913        5.67
                                                   7,619        5.06          6,074         4.32          4,237        3.03
                                                --------      ------       --------       ------       --------      ------
  Total Non-Certificate Accounts  . . . .
                                                  55,728       37.04         53,722        38.20         54,972       39.36
                                                --------      ------       --------       ------       --------      ------

  Certificates of Deposit:

  3.00 -  3.99% . . . . . . . . . . . . .            ---         ---            ---          ---          1,124         .80
  4.00 -  4.99% . . . . . . . . . . . . .            801         .53         23,244        16.53          2,691        1.93
  5.00 -  5.99% . . . . . . . . . . . . .         84,451       56.12         50,815        36.14         51,996       37.23
  6.00 -  6.99% . . . . . . . . . . . . .          9,489        6.31         12,835         9.13         28,119       20.13
  7.00 -  7.99% . . . . . . . . . . . . .            ---         ---            ---          ---            618         .44
  8.00 -  8.99% . . . . . . . . . . . . .            ---         ---            ---          ---            151         .11
                                                --------      ------       --------       ------       --------      ------

  Total Certificates of  Deposit     . . .        94,741       62.96         86,894        61.80         84,699       60.64
                                                --------      ------       --------       ------       --------      ------
  Total Deposits  . . . . . . . . . . . .       $150,469      100.00%      $140,616       100.00%      $139,671      100.00%
                                                ========      ======       ========       ======       ========      ======

         (1) Reflects rates paid on transaction and savings deposits at December 31, 1997.

         The following table shows rate and maturity information for the Bank's certificates of deposit as of December 31, 1997.

                                                  4.00-          6.00-                         Percent
                                                  5.99%          6.99%          Total         of Total
                                                 ---------      ---------      ---------      ----------
                                                                     (In Thousands)
               Certificates of deposit
               maturing in quarter ending:

               March 31, 1998   . . . . . . .     $13,748         $2,835        $16,583         17.50%
               June 30, 1998  . . . . . . . .      15,112          1,317         16,429         17.34
               September 30, 1998  . . . . .       15,274            599         15,873         16.75
               December 31, 1998    . . . . .      16,351             37         16,388         17.30
               March 31, 1999   . . . . . . .       8,521            405          8,926          9.42
               June 30, 1999  . . . . . . . .       8,636          1,519         10,155         10.72
               September 30, 1999  . . . . .        1,740            277          2,017          2.13
               December 31, 1999   .  . . . .         678            538          1,216          1.28
               March 31, 2000   . . . . . . .         447            499            946          1.00
               June 30, 2000  . . . . . . . .         476            540          1,016          1.07
               September 30, 2000  . . . . .          308            165            473          0.50
               December 31, 2000    . . . . .         696            116            812          0.86
               Thereafter . . . . . . . . . .       3,265            642          3,907          4.13
                                                  -------         ------        -------        ------

               Total          . . . . . . . .     $85,252         $9,489        $94,741        100.00%
                                                  =======         ======        =======        ======

               Percent of total   . . . . . .       89.98%         10.02%
                                                  =======         ======

         The following table indicates the amount of the Bank's "jumbo" and other certificates of deposit as of December 31, 1997.

                                                                                Maturity
                                                    ---------------------------------------------------------------
                                                                    Over           Over
                                                     3 Months       3 to 6       6 to 12        Over
                                                     or Less        Months        Months      12 Months       Total
                                                    -------       -------       -------       -------       -------
                                                                             (In Thousands)

 Certificates of deposit less than  $100,000         $14,718       $14,743       $29,467       $27,364       $86,292
 Certificates of deposit of $100,000 or more           1,865         1,686         2,794         2,104         8,449
                                                     -------       -------       -------       -------       -------

 Total certificates of deposit                       $16,583       $16,429       $32,261       $29,468       $94,741
                                                     =======       =======       =======       =======       =======

         Borrowings. Schenectady Federal's other available sources of funds include advances from the FHLB of New York and other borrowings. As a member of the FHLB of New York, the Bank is required to own capital stock in the FHLB of New York and is authorized to apply for advances from the FHLB of New York. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of New York may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. At December 31, 1997, the Bank had no FHLB advances outstanding. On such date, the Bank had a collateral pledge arrangement with FHLB of New York pursuant to which the Bank may borrow up to $52.3 million for liquidity purposes.

         During the fiscal years ended December 31, 1997 and 1996, the Bank had average FHLB advances or other borrowings outstanding totaling approximately $16,000 and $1,000, respectively. During the fiscal year ended December 31, 1994 the Bank had no FHLB advances or other borrowings.

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

Employees

         At December 31, 1997, the Bank had a total of 54 full-time and 6 part-time employees. None of the Bank's employees are represented by any collective bargaining. Management considers its employee relations to be good.

Subsidiary Activities

         As a federally chartered savings and loan association, Schenectady Federal is permitted by OTS regulations to invest up to 2% of its assets in the stock of, or loans to, service corporation subsidiaries, and may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. At December 31, 1997 Schenectady Federal's investment in its service corporation totaled $7,000. In addition to investments in service corporations, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal savings association may engage in directly.

         At December 31, 1997, Schenectady Federal had one wholly owned service corporation, SSLA Services Corp. ("SSLA"). The corporation was formed in 1983 to sell insurance products. In 1994, SSLA was authorized to sell mutual funds. For the year ended December 31, 1997, SSLA sold mutual funds totaling $275,000 and annuities totaling $793,000. No assurance can be made that a material amount of mutual fund and/or annuity sales will occur in the future. For the fiscal year ended December 31, 1997, SSLA had a net loss of $9,000. For the fiscal year ending December 31, 1996, SSLA had net income of $8,000. For the fiscal year ended December 31, 1995, SSLA had a net loss of $10,000.


                                   REGULATION

General

         Schenectady Federal is currently a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, Schenectady Federal is subject to broad federal regulation and oversight extending to all its operations. Schenectady Federal is a member of the FHLB of New York and is subject to certain limited regulation by the Federal Reserve Board. As the savings and loan holding company of Schenectady Federal, the Holding Company also is subject to federal regulation and oversight. The purpose of the regulation of the Holding Company and other holding companies is to protect subsidiary savings bank. Schenectady Federal is a member of the SAIF and the deposits of Schenectady Federal are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over Schenectady Federal.

         Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

Federal Regulation of Savings Banks

         The OTS has extensive authority over the operations of savings banks. As part of this authority, Schenectady Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of Schenectady Federal was as of September 1996. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require Schenectady Federal to provide for higher general or specific loan loss reserves. All savings banks are subject to a semi-annual assessment, based upon the savings bank's total assets, to fund the operations of the OTS. Schenectady Federal's OTS assessment for the fiscal year ended December 31, 1997 was $50,000.

         The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including Schenectady Federal and the Holding Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS.
Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

         In addition, the investment, lending and branching authority of Schenectady Federal is prescribed by federal laws and regulations, and it is prohibited from engaging in any activities not permitted by such laws and regulations. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal savings banks in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings banks are also generally authorized to branch nationwide. Schenectady Federal is in compliance with the noted restrictions.

         Schenectady Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1997, Schenectady Federal's lending limit under this restriction was $2.8 million. Schenectady Federal is in compliance with the loans-to-one borrower limitation.

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

Insurance of Accounts and Regulation by the FDIC

         Schenectady Federal is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system, under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, ranging from 0% to .31% of deposits, based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

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

         Prior to the enactment of legislation, a portion of the SAIF assessment imposed on savings institutions was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s. Although the FDIC has proposed that the SAIF assessment be equalized with the BIF assessment schedule, effective October 1, 1996, SAIF-insured institutions will continue to be subject to a FICO assessment as a result of this continuing obligation. Although legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment was limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings institution continues to exist, thereby imposing a greater burden on SAIF member institutions such as Schenectady Federal. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rates to be established by the FDIC to implement this requirement for all FDIC-insured institutions is uncertain at this time, but are anticipated to be about a 6.5 basis points assessment on SAIF deposits and 1.5 basis points on BIF deposits until BIF insured institutions participate fully in the assessment.

Regulatory Capital Requirements

         Federally insured savings banks, such as Schenectady Federal, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings institutions. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income and certain noncumulative perpetual preferred stock and retained income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 1997, Schenectady Federal had no intangible assets which were required to be deducted from tangible capital.

         The OTS regulations establish special capitalization requirements for savings institutions that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the institution's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. The subsidiaries of Schenectady Federal are includable subsidiaries.

         At December 31, 1997, Schenectady Federal had tangible capital of $19.0 million, or 10.88% of adjusted total assets, which is approximately $16.4 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3.0% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions of FDICIA discussed below, however, a savings institution must maintain a core capital ratio of at least 4.0% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3.0% ratio. At December 31, 1997, Schenectady Federal had no intangibles which were subject to these tests.

         At December 31, 1997, Schenectady Federal had core capital equal to $19.0 million, or 10.88% of adjusted total assets, which is $13.7 million above the minimum leverage ratio requirement of 3.0% as in effect on that date.

         The OTS risk-based requirement requires savings institutions to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1997, Schenectady Federal had $778,000 of general loss reserves, which was less than 1.25% of risk-weighted assets and was included in capital.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. Schenectady Federal had no such exclusions from capital and assets at December 31, 1997.

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

         The OTS has adopted a final rule that requires every savings institution with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings institution, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The rule will not become effective until the OTS evaluates the process by which savings institutions may appeal an interest rate risk deduction determination. It is uncertain when this evaluation may be completed. Any savings institution with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise.

         On December 31, 1997, Schenectady Federal had total capital of $19.8 million (including $19.0 million in core capital and $778,000 in qualifying supplementary capital) and risk-weighted assets of $93.4 million; or total capital of 21.2% of risk-weighted assets. This amount was $12.3 million above the 8.0% requirement in effect on that date.

         The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings institutions that fail to meet capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such institution must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized institutions.

         As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized institution must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

         Any savings institution that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the institution. An institution that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized institutions. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized institution is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

         The OTS is also generally authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

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

            Limitations on Dividends and Other Capital Distributions

         OTS regulations impose various restrictions or requirements on institutions with respect to their ability to pay dividends or make other distributions of capital which include dividends, stock redemptions or repurchases cash-out mergers and other transactions charged to the capital account. OTS regulations prohibit an institution from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the institution would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

         Generally, savings banks, such as Schenectady Federal, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the institution's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of its net income for the most recent four quarter period. However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. Schenectady Federal may pay dividends in accordance with this general authority.

         The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal a savings institution may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not of supervisory concern (as defined by regulation) and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings banks that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings institution may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

         Savings institutions proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during the 30-day notice period based on safety and soundness concerns. See "Regulatory Capital Requirements."

Liquidity

         All savings banks, including Schenectady Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what Schenectady Federal includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operation Liquidity and Capital Resources." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the minimum liquid asset ratio is 4%. For the year ended December 31, 1997, Schenectady Federal was in compliance with this requirement, with an overall average daily liquid asset ratio of 19.7%.

Accounting

         An OTS policy statement applicable to all savings institutions clarifies and re-emphasizes that the investment activities of a savings institutions must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. Schenectady Federal is in compliance with these amended rules.

         The OTS has adopted an amendment to its accounting regulations, which may be made more stringent than GAAP by the OTS, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

Qualified Thrift Lender Test

         All savings banks, including Schenectady Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At December 31, 1997, Schenectady Federal met the test and has always met the test since its effectiveness.

         Any savings institution that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an institution does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the Bank Insurance Fund. If such an institution has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings institution and a national bank, and it is limited to national bank branching rights in its home state. In addition, the institution is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such institution has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any institution that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "Holding Company Regulation."

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

         The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in September 1997 and received a rating of satisfactory.

Transactions with Affiliates

         Generally, transactions between a savings institutions or its subsidiaries and its affiliates are required to be on terms as favorable to the institution as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the institution's capital. Affiliates of Schenectady Federal include the Holding Company and any company which is under common control with Schenectady Federal. In addition, a savings institution may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. Schenectady Federal's subsidiaries are not deemed affiliates, however; the OTS has the discretion to treat subsidiaries of savings institutions as affiliates on a case by case basis.

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

Holding Company Regulation

         The Holding Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Holding Company is required to register and file reports and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Holding Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institutions.

         As a unitary savings and loan holding company, the Holding Company generally is not subject to activity restrictions. If the Holding Company acquires control of another savings institution as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Holding Company and any of its subsidiaries (other than Schenectady Federal or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

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

         The Holding Company must obtain approval from the OTS before acquiring control of any other SAIF-insured institution. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings institution.

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

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1997, Schenectady Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See " Liquidity."

         Savings institutions are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require institutions to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System

         Schenectady Federal is a member of the FHLB of New York, which is one of 12 regional FHLBs, that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, Schenectady Federal is required to purchase and maintain stock in the FHLB of New York. At December 31, 1997, Schenectady Federal had $1.3 million in FHLB stock, which was in compliance with this requirement. In past years, Schenectady Federal has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 7.4% and were 6.6% in 1997. For the year ended December 31, 1997, dividends paid by the FHLB of New York to Schenectady Federal totaled $87,000, which constitute a $9,000 increase from the amount of dividends received in 1996. The $24,000 dividend received for the quarter ended December 31, 1997 reflects an annualized rate of 7.05%.

         Under federal law the FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of Schenectady Federal's FHLB stock may result in a corresponding reduction in Schenectady Federal's capital.

Federal and State Taxation

         Federal Taxation. Savings institutions such as the Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction is computed under the experience method. Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings institution over a period of years.

         In August 1996, federal legislation was enacted that changed the manner in which the bad debt deduction is calculated by thrift institutions, including the Bank. Formerly the Bank had been allowed to calculate its deduction under the experience or percentage of taxable income methods and deduct the higher amount. The percentage of taxable income method was repealed effective for the 1996 tax year. The legislation effectively requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995.

         In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to an alternative minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings institutions such as the Bank, were also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

         To the extent prior years earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 1997, the Bank's Excess for tax purposes totaled approximately $4.6 million.

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

       Name                   Age(1)                 Position With Company
       ----                   ------                 ---------------------
Joseph H. Giaquinto            58       Chairman of the Board, President and Chief Executive Officer

David J. Jurczynski            38       Senior Vice President, Treasurer and Chief Financial Officer

Richard D. Ammian              50       Senior Vice President and Corporate Secretary

(1)  As of December 31, 1997

Executive Officers of the Company

    Joseph H. Giaquinto. Mr. Giaquinto, age 58, is Chairman of the Board, President and Chief Executive Officer of the Bank and the Holding Company. Mr. Giaquinto began his career with Schenectady Federal in 1961 and has served in a variety of positions including his current positions since 1984.

         Richard D. Ammian. Mr. Ammian, age 50, is Senior Vice President of Administration and Marketing and Corporate Secretary. In that capacity, Mr. Ammian is responsible for human resources, employee benefits, marketing and property management functions of the Bank. Mr. Ammian joined the Bank in 1978 and held various positions with the Bank until his promotion to his current positions in 1988.

         David J. Jurczynski. Mr. Jurczynski, age 38, is Senior Vice President, Treasurer, and Chief Financial Officer of the Bank. Mr. Jurczynski was appointed to the position in October 1996. From 1990 to 1996, Mr. Jurczynski was Vice
President and Treasurer of Cohoes Savings Bank. Mr. Jurczynski is a certified public accountant.

Item 2. Properties

    The following table sets forth information concerning the main office and each branch office of the Bank at December 31, 1997. At December 31, 1997, the Bank's premises had an aggregate net book value of approximately $1.7 million.

                                    Year             Owned or               Net Book Value
       Location                  Acquired            Leased               December 31, 1997
       --------                  --------            ------               -----------------
                                                                            (In Thousands)
 Main Office:
 251-263 State Street              1959               Owned                     $713
 Schenectady, New York

 Full Service Branches:
 262 Saratoga Road                 1981              Leased                     $ 15
 Scotia, New York                                    (expires 2006)

 2526-2528 Broadway                1977               Owned                     $367
 Schenectady, New York

 1624 Union Street                 1997               Owned                     $559
 Schenectady, New York

         The Bank believes that its current facilities are adequate to meet the present and foreseeable future needs of the Bank and the Holding Company. The Bank may look to open new branches when and if the prospective market is deemed to provide an opportunity to the Bank.

         The Bank's depositor and borrower customer files are maintained by an independent data processing company. The net book value of the data processing and computer equipment utilized by the Bank at December 31, 1997 was approximately $220,000.

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

Item 4.  Submission of Matters to a Vote of Securities Holders

      No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1997.

                                     PART II


Item 5.  Market for Common Equity and Related
              Stockholder Matters

    Page 52 of the Company's 1997 Annual Report to Stockholders is herein incorporated by reference.


Item 6.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations

    Pages 4 through 16 of the Company's 1997 Annual Report to Stockholders is herein incorporated by reference.


Item 7.  Financial Statements

    The following information appearing in the Company's Annual Report to Stockholders for the year ended December 31, 1997, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.
                                                                     Pages in
Annual Report Section                                            Annual Report
---------------------                                            -------------

Selected Consolidated Financial Information.....................     2 - 3

Management's Discussion and Analysis of Financial Condition
   and Results of Operation.....................................    4 - 16

Independent Auditors' Report....................................        17

Consolidated Balance Sheets as of
   December 31, 1997 and 1996...................................        18

Consolidated Statements of Income for the Years
   Ended December 31, 1997, 1996 and 1995.......................        19

Consolidated Statements of Changes in Stockholders' Equity
   for the Years Ended December 31, 1997, 1996 and 1995.........        20

Consolidated Statements of Cash Flows for the
   Years Ended December 31, 1997, 1996 and 1995.................   21 - 22

Notes to Consolidated Financial Statements......................   23 - 51

         With the  exception of the  aforementioned  information,  the Company's
Annual Report to Stockholders for the year ended December 31, 1997, is not deemed filed as part of this Annual Report on Form 10-KSB.

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

                                    PART III


Item 9.   Directors, Promoters and Control Persons; Compliance With
               Section 16(a) of the Exchange Act

Directors

         Information concerning directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

         Information regarding the business experience of the executive officers of the Company and the Bank contained in Part I of this 10-KSB is incorporated herein by reference.

Item 10.  Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the fiscal year ended December 31, 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the fiscal year ended December 31, 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Certain Relationships and Related Transactions

    Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

      Item 13.  Exhibits and Reports on Form 8-K

           (a) Exhibits:

                                                                                               Reference to
                                                                                               Prior Filing
                                                                                                or Exhibit
              Regulation                                                                          Number
              S-B Exhibit                                                                        Attached
                Number                           Document                                         Hereto
                ------                           --------                                         ------

                   2            Plan of acquisition, reorganization
                                  arrangement, liquidation or succession  . . . . . . . . . .      None
                   3            Articles of Incorporation and Bylaws    . . . . . . . . . . .        *
                   4              Instruments  defining  the rights of  security
                                  holders, including indentures:
                                   Common Stock Certificate   . . . . . . . . . . . . . . . .        *
                   9            Voting trust agreement  . . . . . . . . . . . . . . . . . . .      None
                 10             Material Contracts
                 10.1              1996 Stock Option and Incentive Plan   . . . . . . . . . .      None
                 10.2              1996 Management Recognition Plan     . . . . . . . . . . .      None
                 10.3           Employment Agreement with Joseph I. Giaquinto . . . . . . . .      10.3
                 10.4           Employment Agreement with Richard D. Ammian . . . . . . . . .      10.4
                 10.5           Employment Agreement with David J. Jurczynski . . . . . . . .      10.5
                 10.6           Severance Agreement with Michael J. Krywinski . . . . . . . .      10.6
                 10.7           Severance Agreement with William Pezzula  . . . . . . . . . .      10.7
                 10.8           Change of Control Benefit Plan  . . . . . . . . . . . . . . .      10.8
                 11             Statement re: computation of per
                                  share earnings  . . . . . . . . . . . . . . . . . . . . . .      None
                 12             Statement re: computation of ratios . . . . . . . . . . . . .      None
                 13             Annual Report to Security Holders   . . . . . . . . . . . . .       13
                 16             Letter on change in certifying
                                  accountant  . . . . . . . . . . . . . . . . . . . . . . . .      None
                 18             Letter on change in accounting
                                  principles  . . . . . . . . . . . . . . . . . . . . . . . .      None
                 21             Subsidiaries of Registrant  . . . . . . . . . . . . . . . . .       21
                 22             Published report regarding matters
                                  submitted to vote of security         . . . . . . . . . . .      None
                 23             Consent of Experts and Counsel  . . . . . . . . . . . . . . .       23
                 24             Power of Attorney   . . . . . . . . . . . . . . . . . . . . .      None
                 27             Financial Data Schedule   . . . . . . . . . . . . . . . . . .      None
                 28             Information from reports furnished to
                                  state insurance regulatory authorities . . . . . . . . . . .     None
                 99             Additional exhibits   . . . . . . . . . . . . . . . . . . . .      None

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

                                                        SFS BANCORP, INC.



Date:  March 31, 1998                             By: /s/ Joseph H. Giaquinto
      ---------------                                 ------------------------
                                                      Joseph H. Giaquinto (Duly
                                                      Authorized Representative)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:   /s/ Joseph H. Giaquinto                                  By: /s/ John F. Assini, M.D.
      -----------------------                                      ------------------------
      Joseph H. Giaquinto, Chairman of the                         John F. Assini, M.D.
      Board, President and Chief Executive                         Vice Chairman of the Board
      Officer (Principal Executive and
      Operating Officer)


Date:   March 31, 1998                                       Date: March 31, 1998


By:   /s/ Richard A. Ammian                                    By: /s/ Gerald I. Klein
      ---------------------                                        -------------------
      Richard A. Ammian, Director                                  Gerald I. Klein, Director



Date:   March 31, 1998                                       Date:  March 31, 1998



By:   /s/ Robert A. Schlansker                                 By: /s/ David J. Jurczynski
      ------------------------                                     -----------------------
      Robert A. Schlansker                                         David J. Jurczynski
      Director                                                     Senior Vice President, Treasurer and
                                                                   Chief Financial Officer (Principal
                                                                   Financial and Accounting Officer)

Date:   March 31, 1998                                       Date:  March 31, 1998
