Form 10QSB
period 1998-03-31
SFS BANCORP INC
filed 1998-05-15
CIK 942135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


        For the Quarter ended March 31, 1998 Commission File No. 0-25994


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

Indicate the number of shares of outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Number of shares outstanding
      Class of Common Stock                             as of April 30, 1998
      ---------------------                       ---------------------------

      Common Stock, Par Value $.01                         1,208,472

Transitional Small Business Disclosure Format (Check One):  Yes [   ]   No [ X ]

                        SFS BANCORP, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                 March 31, 1998


INDEX

Part I    FINANCIAL INFORMATION


Item 1.   Interim Financial Statements..........................................

            Consolidated Statements of Income for the three
            months ended March 31, 1998 and 1997, (Unaudited)...................

            Consolidated Statements of Financial Condition as
            of March 31, 1998, (Unaudited) and December 31, 1997................

            Consolidated Statements of Changes in Stockholders' Equity for
            the three months ended March 31, 1998 and 1997,  (Unaudited)........

            Consolidated Statements of Cash Flows for the three
            months ended March 31, 1998 and 1997  (Unaudited)...................

            Notes to unaudited consolidated interim financial statements........

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations.......................


Part II   OTHER INFORMATION

Item 1.    Legal Proceedings....................................................

Item 2.    Changes in Securities................................................

Item 3.    Defaults Upon Senior Securities......................................

Item 4.    Submission of Matters to a Vote of Security Holders..................

Item 5.    Other Information....................................................

Item 6.    Exhibits and Reports on Form 8-K.....................................

Signatures......................................................................

                        SFS BANCORP, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                 March 31, 1998



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

                           SFS BANCORP, INC. AND SUBSIDIARY
                           Consolidated Statements of Income
                         (In Thousands, Except Per Share Data)

                                                                    THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                      1998       1997
                                                                     ------     ------
                                                                       (Unaudited)
Interest income:
      Loans ....................................................     $2,638      2,309
      Investment securities ....................................        434        554
      Federal funds sold and cash deposits .....................         19         47
      Securities available for sale ............................         71         37
      Stock in Federal Home Loan Bank ..........................         24         20
                                                                     ------     ------
             Total interest income .............................      3,186      2,967

Interest expense:
      Deposits .................................................      1,714      1,548
                                                                     ------     ------

             Net interest income ...............................      1,472      1,419

Provision for loan losses ......................................         30         30
                                                                     ------     ------

             Net interest income after provision for loan losses      1,442      1,389
                                                                     ------     ------
Noninterest income:
      Other loan charges .......................................         69         38
      Bank fees and service charges ............................         39         38
      Other ....................................................         25         15
                                                                     ------     ------
             Total noninterest income ..........................        133         91
                                                                     ------     ------

                           SFS BANCORP, INC. AND SUBSIDIARY
                           Consolidated Statements of Income
                         (In Thousands, Except Per Share Data)
                                     (continued)

                                                                    THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                      1998       1997
                                                                     ------     ------
                                                                       (Unaudited)
Noninterest expense:
      Compensation and employee benefits .......................        726        695
      Advertising and business promotion .......................          9         42
      Office occupancy and equipment expense ...................        157        157
      Federal deposit insurance premiums .......................         23          5
      Other insurance premiums .................................         17         22
      Mortgage servicing fees ..................................          6          9
      Data processing fees .....................................         47         45
      Professional service fees ................................         61         65
      Other ....................................................         68         83
                                                                     ------     ------
             Total noninterest expense .........................      1,123      1,114
                                                                     ------     ------

             Income before taxes ...............................        461        357

Income tax expense .............................................        132        191
                                                                     ------     ------

             Net income ........................................     $  270        225
                                                                     ======     ======
Earnings per share:
     Basic .....................................................     $  .25        .20
                                                                     ======     ======
     Diluted ...................................................     $  .23        .19
                                                                     ======     ======

See accompanying notes to unaudited consolidated interim financial statements.

                                      SFS BANCORP, INC. AND SUBSIDIARY
                               Consolidated Statements of Financial Condition
                                     (in Thousands, Except Share Data)

                                                                                 March 31,     December 31,
                                                                                   1998             1997
                                                                                  ---------      ---------
Assets                                                                           (Unaudited)
Cash and due from banks .....................................................     $   1,579          1,876
Federal funds sold ..........................................................         2,700            300
                                                                                  ---------      ---------
            Total cash and cash equivalents .................................         4,279          2,176

Securities available for sale, at fair value ................................         7,064          4,067
Investment securities (estimated fair value of $21,940
             at March 31, 1998 and $29,095 at December 31, 1997) ............        21,806         28,979
Stock in Federal Home Loan Bank of  NY, at cost..............................         1,338          1,338
Loans receivable, net .......................................................       136,912        133,786
Accrued interest receivable .................................................         1,006          1,130
Premises and equipment, net .................................................         2,215          2,242
Real estate owned ...........................................................            84            111
Prepaid expenses and other asset ............................................           716            599
                                                                                  ---------      ---------
            Total Assets ....................................................     $ 175,420        174,428

Liabilities and Stockholders' Equity
Liabilities:
    Due to depositors:
          Non-interest bearing deposits .....................................     $   2,387          2,265
          Savings and interest bearing demand deposits ......................        53,024         53,463
          Time deposit ......................................................        95,775         94,741
                                                                                  ---------      ---------
               Total Deposits ...............................................       151,186        150,469

     Advance payments by borrowers for property taxes and insurance .........         1,085          1,281
     Accrued expenses and other liabilities .................................         1,468          1,247
                                                                                  ---------      ---------
              Total Liabilities .............................................       153,739        152,997

                                      SFS BANCORP, INC. AND SUBSIDIARY
                               Consolidated Statements of Financial Condition
                                     (in Thousands, Except Share Data)
                                                (continued)

                                                                                 March 31,     December 31,
                                                                                   1998             1997
                                                                                  ---------      ---------
                                                                                (Unaudited)
Stockholders' Equity:
   Preferred stock, $.01 par value.  Authorized 500,000 shares; none issued .          --             --
   Common stock, $.01 par value. Authorized 2,500,000 shares; 1,495,000
            shares issued  at March 31, 1998 and December 31, 1997 ..........            15             15
   Additional paid-in capital ...............................................        14,411         14,365
   Retained earnings, substantially restricted ..............................        12,594         12,422
   Common stock acquired by :
   Employee stock ownership plan ("ESOP") (83,720 shares) ...................          (837)          (837)
   Recognition and retention plan ("RRP") (41,680 shares) ...................          (420)          (455)
   Treasury stock, at cost (286,528 shares at  March 31, 1998 and
            December 31, 1997) ..............................................        (4,089)        (4,089)

   Accumulated other comprehensive income....................................             7             10
                                                                                  ---------      ---------
     Total Stockholders' Equity .............................................        21,681         21,431
                                                                                  ---------      ---------
     Total Liabilities and Stockholders' Equity .............................     $ 175,420        174,428
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

                                                  SFS BANCORP, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                     (In Thousands) (Unaudited)

                                                                          Common      Common     Accumulated
                                         Additional                        Stock       Stock        Other
                               Common      Paid-in  Retained   Treasury  Acquired    Acquired   Comprehensive   Comprehensive
                                Stock      Capital  Earnings     Stock     By ESOP     By RRP      Income          Income      Total
                                -----      -------  --------     ------     -------     ------     -----          ------       -----
Three Months
Ended  March 31, 1998

Balance at December 31, 1997    $   15      14,365    12,422      (4,089)    (837)      (455)         10                     21,431

Comprehensive income:
  Net income                        --          --       270        --         --         --          --           $  270       270


Other comprehensive income,
net of tax:

  Unrealized net holding losses
      arising during the year
      (pre-tax $5)                  --          --        --        --          --         --         (3)              (3)       (3)
                                                                                                                   ------
Comprehensive income                                                                                               $  267
                                                                                                                   ======

Amortization of unearned RRP
      compensation                  --          --        --        --          --         35          --                        35

Cash dividends  declared            --          --      (98)        --          --         --          --                       (98)

Tax benefit related to vested
      RRP shares                    --          46        --        --          --         --          --                        46


Purchase of Treasury shares         --          --        --        --          --         --          --                        --
                                ------      ------    ------       ------     ----       ----          --                   -------

Balance at March 31, 1998       $   15      14,411    12,594       (4,089)    (837)      (420)          7                    21,681
                                ======      ======    ======       ======     ====       ====         ===                   =======

                                                  SFS BANCORP, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                     (In Thousands) (Unaudited)

                                                                             Common      Common    Accumulated
                                         Additional                           Stock      Stock       Other
                               Common      Paid-in  Retained     Treasury    Acquired   Acquired  Comprehensive Comprehensive
                                Stock      Capital  Earnings      Stock      By ESOP     By RRP      Income      Income     Total
                                -----      -------  --------      -----      ------     -------     ------      ------       -----
Three Months
Ended March 31, 1997

Balance at December 31, 1996    $   15      14,260    11,687       46        (957)      (540)       (2,840)                   21,671

Comprehensive income:
  Net income                        --          --       225       --          --         --            --         $   225      225
  Unrealized net holding losses
    arising during the period
    (pre-tax $39)                   --          --        --      (24)         --         --            --             (24)     (24)
                                                                                                                   -------
Comprehensive income                                                                                               $   201
                                                                                                                   =======
Amortizationof unearned RRP
    compensation                    --          --        --       --          --        137            --                      137

Cash dividends declared             --          --      (76)       --          --         --            --                      (76)

Purchase of Treasury shares         --          --        --       --          --         --            --                       --
                                ------      ------    ------       --        ----       ----        ------                   -------

Balance at March 31, 1997       $   15      14,260     11,836      22        (957)      (403)       (2,840)                  21,933
                                ======      ======    ======       ==        ====       ====        ======                  =======

See accompanying notes to unaudited consolidated interim financial statements.

                                SFS BANCORP, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (In Thousands)

                                                                            Three Months Ended
                                                                                March 31,
                                                                             1998         1997
                                                                           -------      -------
                                                                                (Unaudited)
Increase (decrease) in cash and cash equivalents:
    Reconciliation of net income to net cash provided
         by operating activities:
         Net income ..................................................     $   270          225
         Adjustments to reconcile net income to
            net cash provided by operating activities:
              Depreciation and amortization ..........................          51           42
              Net accretion on investment securities .................         (38)          (2)
              Net accretion on securities available for sale .........          (2)        --
              Amortization of unearned RRP compensation...............          35          137
              Provision for loan losses ..............................          30           30
              Decrease in accrued interest receivable ................         124          138
              Increase in prepaid expense and other assets ...........        (117)         (71)
              Increase in accrued expense and other liabilities ......         269          159
                                                                           -------      -------
                   Total adjustments .................................         352          433
                                                                           -------      -------
                 Net cash provided by operating activities ...........         622          658
                                                                           -------      -------
Cash flows from investing activities:
    Proceeds from maturity/paydown of investment securities ..........       6,044        1,229
    Purchase of securities available for sale ........................      (3,000)      (3,000)
    Purchase of Federal Home Loan Bank stock .........................        --           (123)
    Principal repayments on mortgage-backed securities ...............       1,167          777
    Net (increase) decrease in loans receivable ......................      (2,125)         187
    Purchase of loans receivable .....................................      (1,031)        (300)
    Capital expenditures, net of disposals ...........................         (24)        (315)
    Proceeds from the sale of real estate owned ......................          27          101
                                                                           -------      -------
                  Net cash provided (used) by investing activities ...       1,058       (1,444)
                                                                           -------      -------
Cash flows from financing activities:
    Net increase in deposits .........................................         717        3,758
    Net decrease in advance payments by borrowers for
         property taxes and insurance ................................        (196)        (211)
    Dividends paid ...................................................         (98)         (76)
                                                                           -------      -------
                  Net cash  provided by financing activities .........         423        3,471
                                                                           -------      -------
    Net increase in cash and cash equivalents ........................       2,103        2,685
    Cash and cash equivalents at beginning of period .................       2,176        2,896
                                                                           -------      -------
    Cash and cash equivalents at end of period .......................     $ 4,279        5,581
                                                                           =======      =======

                                SFS BANCORP, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (In Thousands)

                                                                            Three Months Ended
                                                                                March 31,
                                                                             1998         1997
                                                                           -------      -------
                                                                                (Unaudited)
Supplemental  disclosures of cash flow information:
Cash paid during the period for:
         Interest paid ...............................................     $ 1,728        1,549
                                                                           =======      =======
         Taxes paid ..................................................     $    15         --
                                                                           =======      =======
    Transfer of loans to other real estate owned .....................     $  --             12
                                                                           =======      =======
    Net unrealized loss on securities available for sale, net of taxes     $    (3)         (24)
                                                                           =======      =======
    Deferred tax (benefit) expense on unrealized gain/loss
         on securities available for sale ............................     $     2          (15)
                                                                           =======      =======

    Deferred tax benefit related to
         vested RRP shares............................................     $    46         --
                                                                           =======      =======

See accompanying notes to unaudited consolidated interim financial statements.

                        SFS BANCORP, INC. AND SUBSIDIARY
          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1.  Presentation of Financial Information

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related management's discussion and analysis of financial condition and results of operations filed with the 1997 Form 10-KSB of SFS Bancorp, Inc. and Subsidiary (the "Company"). Amounts in prior periods' unaudited consolidated interim financial statements are reclassified whenever necessary to conform to the current periods' presentation. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of results that may be expected for the entire year ending December 31, 1998.

The unaudited consolidated interim financial statements include the accounts of SFS Bancorp, Inc. (the "Holding Company") and its wholly owned subsidiary, Schenectady Federal Savings Bank and subsidiary (the "Bank").


NOTE 2.  Earnings Per Share

The following is a reconciliation of the numerators and denominators for the basic and diluted earnings per share (EPS) calculations for the three months ended March 31, 1998 and 1997.

                                     (in thousands except share and per share information)

                                                               1998
                                                             Weighted       Per Share
                                              Net Income   Average Shares    Amount
                                              ----------   --------------    ------
Basic EPS ................................     $     270     1,090,697     $   0.25
                                                                           ========
Dilutive effect of potential common shares
   related to stock based compensation ...          --          62,019
                                               ---------     ---------
Diluted EPS ..............................     $     270     1,152,716     $   0.23
                                               =========     =========     ========
                                                               1997
                                                             Weighted       Per Share
                                              Net Income   Average Shares    Amount
                                              ----------   --------------    ------
Basic EPS ................................     $     225     1,139,687     $   0.20
                                                                           ========
Dilutive effect of potential common shares
   related to stock based compensation ...          --          33,396
                                               ---------     ---------
Diluted EPS ..............................     $     225     1,173,084     $   0.19
                                               =========     =========     ========

NOTE 3.  Comprehensive Income

On January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains or losses on securities available for sale for the period. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale as of the balance sheet dates.

                        SFS BANCORP, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                 MARCH 31, 1998



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



LIQUIDITY AND CAPITAL RESOURCES

The Company's most liquid assets are cash and cash equivalents and available for sale securities. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. Cash and cash equivalents of $2.2 million at December 31, 1997, increased $2.1 million to $4.3 million at March 31, 1998 primarily as a result of increases in federal funds sold. The Company's primary sources of funds are deposits and principal and interest payments on its loan and securities portfolios. While maturities and scheduled amortization of loans and securities are, in general, a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS Regulations. This requirement, which may vary at the direction of the OTS depending on economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio of liquid assets to deposits and short-term borrowings is currently 4%. The Bank's liquidity ratio was 22.30% and 20.21% at March 31, 1998 and December 31, 1997, respectively.

The Company's cash flows are comprised of three classifications: cash flows from operating activities; cash flows from investing activities; and cash flows from financing activities. Net cash flows provided by operating activities, consisting primarily of interest and dividends received less interest paid on deposits, was $622,000 and $658,000 for the three months ended March 31, 1998 and 1997, respectively. Net cash used by investing activities, consisting primarily of disbursements for the origination and purchase of loans and the acquisition of securities available for sale partially offset by principal collections on loans and mortgage-backed securities and by proceeds from the sale and maturity of securities, was $1.4 million for the three months ended March 31, 1997. Net cash of $1.1 million was provided by investing activities for the three months ended March 31, 1998 and consisted primarily of proceeds from the maturity, call and paydown of investment securities and mortgage-backed securities offset by the purchase of securities available for sale and the increase in loans receivable. Net cash provided by financing activities, consisting primarily of a net increase in deposits offset by a net decrease in advance payments by borrowers for property taxes and insurance and dividends paid, was $423,000 and $3.5 million for the three months ended March 31, 1998 and 1997, respectively.

During the three month periods ended March 31, 1998 and 1997, the Company did not repurchase any of its shares. The Office of Thrift Supervision (OTS) restricts the number of shares which may be repurchased during the three year period following conversion. Generally, only 5% of shares outstanding may be repurchased annually during the first three years following conversion. However, the OTS has allowed additional share repurchases of 5% annually based on extenuating facts and circumstances.

At March 31, 1998, the Bank's capital exceeded each of the capital requirements of the OTS. At March 31, 1998, the Bank's tangible and core capital levels were both $19.3 million (11.0% of total adjusted assets) and its risk-based capital level was $20.1 million (21.2% of total risk-weighted assets). The current minimum regulatory capital ratio requirements are 1.5% for tangible capital, 3.0% for core capital and 8.0% for risk-weighted capital.


FINANCIAL CONDITION

Total assets increased $ 1.0 million (0.6%) to $175.4 million at March 31, 1998 from $174.4 million at December 31, 1997. This increase occurred as securities available for sale grew $3.0 million (73.7%) to $7.1 million and loans receivable, net increased $3.1 million (2.3%) to $136.9 million at March 31, 1998. Additionally, federal funds sold increased $2.4 million to $2.7 million at March 31, 1998. Offsetting these increases was a combined decrease in investment securities and mortgage-backed securities of $7.2 million (24.8%) to $21.8 million at March 31, 1998. The decrease in investment securities was primarily attributable to the calls of certain investment securities.

At March 31, 1998, total liabilities were $153.7 million representing an increase of $742,000 (0.5%) from December 31, 1997. Stockholders' equity increased $250,000 to $21.7 million at March 31, 1998 as compared to $21.4 million at December 31, 1997. Retained earnings increased by $172,000 primarily as a result of net income of the Company for the three month period ended March 31, 1998 offset by dividends paid totaling $98,000.

Nonperforming assets decreased $196,000 (13.4%) totaling $1.3 million at March 31, 1998, compared with $1.5 million at December 31, 1997. The ratio of nonperforming loans to total loans receivable was .85% at March 31, 1998, compared with 1.00% at December 31, 1997. The ratio of nonperforming assets to total assets at March 31, 1998, was .72% compared with .84% at December 31, 1997.

Loan Receivable, Net

A summary of loans receivable, net at March 31, 1998 and December 31, 1997 is as follows:

                                                       March 31,       December 31,
                                                         1998              1997
                                                       ----------      -----------
Loans secured by real estate:
   Residential:
      Conventional .............................        $104,842         100,277
      Home Equity ..............................          21,774          22,658
      FHA Insured ..............................           2,614           2,772
      VA Guaranteed ............................           1,849           2,028
   Commercial and multi-family .................           6,129           6,130
                                                        --------        --------
                                                         137,208         133,865
Other loans ....................................             589             721
                                                        --------        --------
                                                         137,797         134,586
                                                        --------        --------
Less:
   Unearned discount and net deferred loan fees               45              22
   Allowance for loan losses ...................             840             778
                                                        --------        --------

                                                             885             800
                                                        --------        --------

Loans receivable, net ..........................        $136,912         133,786
                                                        ========        ========

The following table sets forth the information with regard to nonperforming assets.

                                                         March 31,      December 31,
                                                           1998            1997
                                                          ------          ------
Loans on a nonaccrual status ...................          $1,159           1,328
Loans contractually past due 90 days or
   more and still accruing interest ............              19              19
                                                          ------          ------
      Total nonperforming loans ................           1,178           1,347
Other real estate owned ........................              84             111
                                                          ------          ------
      Total nonperforming assets ...............          $1,262           1,458
                                                          ======          ======

The following table sets forth the information with regard to changes in the allowance for loan losses.

                                                           For the three months
                                                               ended March 31,
                                                           ---------------------
                                                             1998           1997
                                                             ----           ----
Balance, beginning of period ......................          $778           642
Provision charged to operations ...................            30            30
Loans charged off .................................           --             (2)
Recoveries on loans previously charged off ........            32             6
                                                             ----          ----

Balance, end of period ............................          $840           676
                                                             ====          ====

Average Balance Data, Interest Rates and Interest Differential and Rate/Volume Analysis

The following information regarding average balances and rates earned/paid and the rate/volume analysis is an integral component of the discussion of operating results for the three months ended March 31, 1998, compared with the corresponding period of the prior year.

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

                                             SFS BANCORP, INC. AND SUBSIDIARY
                              Average Balance Data, Interest Rates and Interest Differential
                                            (Dollars in Thousands) (Unaudited)

                                                                  THREE MONTHS ENDED MARCH  31,
                                       ---------------------------------------------------------------------------------
                                                         1998                                        1997
                                       -----------------------------------------   -------------------------------------

                                          AVERAGE       INTEREST                      AVERAGE        INTEREST
                                       OUTSTANDING      EARNED/          YIELD/     OUTSTANDING       EARNED/     YIELD/
                                          BALANCE         PAID           RATE          BALANCE        PAID         RATE
                                          --------      --------         ----         --------     --------        ----
Interest-earning assets:
      Loans receivable, net (1) .....     $135,377      $  2,638         7.90%        $118,970     $  2,309        7.87%
      Mortgage-backed securities ....       16,545           259         6.35           20,028          317        6.42
      Securities available for sale .        4,308            71         6.68            2,458           37        6.10
      Debt securities ...............       10,419           175         6.81           14,910          237        6.45
      Other interest-earning asset
           including cash equivalents        1,461            19         5.27            3,654           47        5.22
       FHLB stock ...................        1,338            24         7.27            1,271           20        6.38
                                          --------      --------                      --------     --------
Total interest-earning assets .......      169,448         3,186         7.63          161,291        2,967        7.46
                                          --------      --------                      --------     --------

      Savings accounts ..............       36,323           269         3.00           37,034          275        3.01
      Money market accounts .........        7,448            63         3.38            6,300           52        3.35
      Demand and NOW accounts (2) ...       10,514            37         1.43           10,549           38        1.46
      Certificate accounts ..........       95,474         1,340         5.69           88,250        1,179        5.42
      Escrow ........................          952             5         2.13              808            4        2.01
                                          --------      --------                      --------     --------
Total interest-bearing liabilities ..      150,821         1,714         4.61          142,941        1,548        4.39
                                          --------      --------                      --------     --------

Net interest income .................                   $  1,472                                   $  1,419
                                                        ========                                   ========

Net interest rate spread ............                                    3.02%                                     3.07%
                                                                         ====                                      ====
Net earning assets ..................     $ 18,627                                    $ 18,350
                                          ========                                    ========
Net yield on average
       interest-earning assets ......                                    3.52%                                     3.57%
                                                                         ====                                      ====
Average interest-earning
       assets to average
       interest-bearing liabilities .         1.12X                                      1.13X
                                              =====                                      =====

(1) Calculated net of deferred loan fees and includes nonaccrual loans.
(2) Includes noninterest-bearing demand accounts.

                           SFS BANCORP, INC. AND SUBSIDIARY
                                 RATE VOLUME ANALYSIS
                              (In Thousands) (Unaudited)

                          THREE MONTHS ENDED MARCH 31, 1998
                                    COMPARED WITH
                          THREE MONTHS ENDED MARCH 31, 1997


                                              INCREASE   (DECREASE)
                                                      DUE TO
                                           VOLUME             RATE            NET
                                           ------             ----            ---
Interest-earning assets:
  Loans receivable, net                   $   319                 9             328
  Mortgage-backed securities                 ( 55 )             ( 3 )          ( 58)
  Securities-available for sale                31                 3              34
  Debt securities                            ( 76 )              14            ( 62)
  Other interest-earning assets              ( 29 )               1            ( 28)
  FHLB stock                                    1                 3               4
                                          -------           -------        --------
Total interest-earning assets             $   191                27             218
                                          =======           =======        ========

Interest-bearing liabilities:
  Savings deposits                        $   ( 5 )             ( 1 )           ( 6 )
  Money market accounts                        10                 1               11
  Demand and NOW deposits                       0               ( 1 )           ( 1 )
  Certificate accounts                         98                62             160
  Escrow                                        1                 0               1
                                          -------           -------        --------

Total interest-bearing liabilities        $   104                61             165
                                          ========          =======        ========

 Change in net interest income                                             $     53
                                                                           ========

COMPARISONS OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1997

Three months ended March 31, 1998 compared with 1997

Net income for the quarter ended March 31, 1998, was $270,000 or $.25 basic earnings per share and $.23 diluted earnings per share. This represented an increase of $45,000 (20.0%) from the comparable quarter of the prior year. The increase in net income was primarily attributable to an increase in net interest income and an increase in noninterest income. These increases were offset by an increase in income tax expense. The provision for loan losses and noninterest expense were consistent with the same quarter a year ago. The annualized return on average assets ("ROA") for the current quarter amounted to .62% compared with
 .54% for the comparable quarter a year ago. The annualized return on average equity ("ROE") was 5.10% (on average equity of $21.1 million) compared with 4.19% (on average equity of $21.5 million) a year earlier.

Interest income for the three months ended March 31, 1998, totaled $3.2 million, an increase of $219,000 (7.4%) from 1997's first quarter. Average loans as a percentage of total interest-earning assets increased from 73.8% during the first quarter 1997 to 79.9% for the same period in 1998. Meanwhile, the combined average balances as a percentage of total interest-earning assets of mortgage backed securities, securities available for sale and debt securities decreased from 23.2% in 1997 to 18.5% in 1998. The factors contributing to the increase in interest income was an increase in earnings on loans which increased $329,000 (14.2%) as a result of a $16.4 million (13.8%) increase in the average balance invested combined with a 3 basis point increase in average rates earned. Interest earned on mortgage-backed securities decreased $58,000 (18.3%) as a result of the combined effect of a $3.5 million (17.4%) decrease in the average balance invested and a 7 basis point decrease in average rates earned. Interest income on securities available for sale increased $34,000 (91.9%) as a result of an increase of $1.8 million (75.3%) in the average invested balance combined with an increase of 58 basis points in average rates earned. Interest income on debt securities decreased $62,000 (26.2%) as a result of a decrease in average invested balances of $4.5 million (30.1%) offset by an increase in rates earned of 36 basis points. Earnings on other interest earning assets, primarily federal funds sold, decreased $28,000 (59.6%) as a result of a $2.2 million (60.0%) decrease in the average invested balance offset by a 5 basis point increase in the average rate earned.

Interest expense for the quarter ended March 31, 1998, amounted to $1.7 million, $166,000 (10.7%) greater than the corresponding quarter of the prior year. The increase occurred as a result of a $7.9 million (5.5%) increase in average interest bearing liabilities to $150.8 million combined with a 22 basis point increase in average rates paid to 4.61%. The mix within the deposit structure changed as the average balances grew in certificate accounts by $7.2 million (8.2%) and in money market accounts by $1.3 million (20.0%). Average savings account balance declined $711,000 (1.9%). The increase in average rates paid on certificate accounts of 27 basis points to 5.69% was a reflection of general interest rates and a competitive environment that prevailed during the first quarter of 1998 compared with 1997.

Net interest income for the three months ended March 31, 1998 totaled $1.5 million, $53,000 (3.7%) greater than the comparable quarter a year ago. The interest rate spread decreased 5 basis points to 3.02% for the quarter ended March 31, 1998. The net interest margin for the most recent quarter of 3.52% was 5 basis points less than the comparable quarter a year ago.

Provision for Loan Losses

The provision for loan losses amounted to $30,000 for the quarters ended March 31, 1998 and 1997. The Bank utilizes the provision for loan losses to maintain an allowance for loan losses that it deems appropriate to provide for known and inherent risks in its loan portfolio. In determining the adequacy of its allowance for loan losses, management takes into account the current status of the Bank's loan portfolio and changes in appraised values of collateral as well as general economic conditions. As of March 31, 1998, the Bank's allowance for loan losses totaled $840,000 (0.61% of total gross loans and 71..3% of nonperforming loans) compared with $778,000 (0.58% of total gross loans and 57.8% of nonperforming loans) at December 31, 1997.

Noninterest Income

Noninterest income amounted to $133,000 for the three months ended March 31, 1998 compared to $91,000 for the three months ended March 31, 1997. Other loan charges increased $31,000 (81.6%) to $69,000.

Noninterest Expense

Noninterest expense decreased $9,000 (0.8%) to $1.1 million for the three months ended March 31, 1998, as compared with the same period in 1997. Compensation and employee benefits increased $31,000 (4.5%) between the respective quarters. This increase was a result of annual merit increases and increased employee benefits partially due to increases in the employee stock ownership plan expense. Advertising and business promotion decreased $33,000 (78.6%) to $9,000 resulting primarily from increased advertising in relation to the new branch opening during the first quarter in 1997. FDIC premiums increased $18,000 (360.0%) to $23,000 as a result of the SAIF insurance premium refunded the Bank in the first quarter of 1997 which had been paid in the fourth quarter of 1996 subsequent to the capitalization of SAIF. Other noninterest expense decreased $15,000 (18.1%) to $68,000 due in part to expenses associated with the opening of the new branch in 1997 which were not incurred in the current period. Office occupancy and equipment expense, other insurance premiums, mortgage servicing fees, data processing fees and professional service fees remained relatively the same for the quarters ended March 31, 1998 and March 31, 1997.

Income Tax Expense

Income tax expense totaled $191,000 and $132,000 for the three months ended March 31, 1998 and 1997, respectively. The increase in income tax expense was primarily attributable to the $104,000 (29.1%) increase in income before taxes to $461,000 for the three months ended March 31, 1998.

Impact of New Accounting Standards

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," (Statement 132), which amends the disclosure requirements for Statement of Financial Account Standards No. 87, "Employers' Accounting for Pensions," (Statement 87), Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination of Benefits," (Statement 88), and Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," (Statement 106). Statement 132

+standardizes the disclosure requirements of Statement 87 and Statement 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. This Statement is applicable to all entities and addresses disclosure only. The Statement does not change any of the measurement or recognition provisions provided for in Statements 87, 88, or 106. The Statement is effective for fiscal years beginning after December 15, 1997. Management anticipates providing the required disclosures in the December 31, 1998 consolidated financial statements.

Impact of the Year 2000

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium ("Year 2000") approaches. The Year 2000 problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

The Company is utilizing both internal and external resources to identify, correct or reprogram, and test its systems for Year 2000 compliance. It is anticipated that all reprogramming efforts will be completed by December 31, 1998, allowing adequate time for testing. To date, confirmations have been received from the Company's primary processing vendors that plans are being developed to address processing of transactions in the year 2000. Incremental expenses related to this issue are not, at this time, expected to be material to the performance of the Company.

The risks of this issue go beyond the Company's own ability to solve the Year 2000 issues. Should suppliers of critical services fail in their efforts to become Year 2000 compliant, or if significant third party interfaces fail to be compatible with SFS Bancorp, Inc. or fail to be Year 2000 compliant, it could have significant adverse affects on the operations and financial results of the Company. Accordingly, the Company has begun a process of assessing and monitoring the progress of all vendors of services and third party interfaces for compatibility and Year 2000 compliance. Management intends to develop contingency plans for all vendors and/or interfaces deemed to inadequately address the problems of the Year 2000.

                        SFS BANCORP, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                 MARCH 31, 1998


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



                                             SFS BANCORP, INC.
                                               (Registrant)

DATE:  May 15, 1998                    BY:/s/ Joseph H. Giaquinto
                                          -----------------------
                                          Joseph H. Giaquinto
                                          Chairman of the Board,
                                          President and Chief Executive Officer
                                          (Duly Authorized Officer)


DATE:  May 15, 1998                    BY:/s/ David J. Jurczynski
                                          -----------------------
                                          David J. Jurczynski
                                          Senior Vice President, Treasurer and
                                          Chief Financial Officer
                                          (Principal Financial Officer)