Form 10QSB
period 1998-06-30
SFS BANCORP INC
filed 1998-08-14
CIK 942135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


        For the Quarter ended June 30, 1998 Commission File No. 0-25994


                                SFS BANCORP, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)



         DELAWARE                                    22-3366295
         --------                                    ----------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification Number)


                   251-263 STATE STREET, SCHENECTADY, NY 12305
                   -------------------------------------------
                    (Address of principal executive offices)

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

                         Yes   [ X ]     No [   ]


Indicate the number of shares of outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                Number of shares outstanding
    Class of Common Stock                           as of July 31, 1998
    ---------------------                       ----------------------------

    Common Stock, Par $.01                                     1,208,472


Transitional Small Business Disclosure Format (Check One):  Yes [  ]   No  [ X ]

                        SFS BANCORP, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                  JUNE 30, 1998


INDEX

Part I    FINANCIAL INFORMATION

Item 1.  Interim Financial Statements...........................................

            Consolidated Statements of Income for the Three
            months ended June 30, 1998 and 1997, (Unaudited)....................

            Consolidated Statements of Income for the Six
            months ended June 30, 1998 and 1997, (Unaudited)....................

            Consolidated Statements of Financial Condition as
            of June 30, 1998, (Unaudited) and December 31, 1997.................

            Consolidated Statements of Changes in Stockholders' Equity for
            the Six months ended June 30, 1998 and 1997,  (Unaudited)...........

            Consolidated Statements of Cash Flows for the Six
            months ended June 30, 1998 and 1997  (Unaudited)....................

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

                                  JUNE 30, 1998



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

                            SFS BANCORP, INC. AND SUBSIDIARY
                            Consolidated Statements of Income
                          (In Thousands, Except Per Share Data)


                                                                     THREE MONTHS ENDED
                                                                         JUNE  30,
                                                                      1998        1997
                                                                     ------     ------
                                                                        (Unaudited)
Interest income:
      Loans ....................................................     $2,687      2,386
      Investment securities ....................................        329        529
      Securities available for sale ............................        127         88
      Federal funds sold and cash deposits .....................         37         56
      Stock in Federal Home Loan Bank ..........................         25         21
                                                                     ------     ------
             Total interest income .............................      3,205      3,080

Interest expense:
      Deposits .................................................      1,746      1,640
                                                                     ------     ------

             Net interest income ...............................      1,459      1,440

Provision for loan losses ......................................         30         30
                                                                     ------     ------

             Net interest income after provision for loan losses      1,429      1,410
                                                                     ------     ------
Noninterest income:
      Other loan charges .......................................         43         23
      Bank fees and service charges ............................         44         45
      Other ....................................................         34         16
                                                                     ------     ------
             Total noninterest income ..........................        121         84
                                                                     ------     ------

                            SFS BANCORP, INC. AND SUBSIDIARY
                            Consolidated Statements of Income
                          (In Thousands, Except Per Share Data)
                                      (continued)


                                                                     THREE MONTHS ENDED
                                                                         JUNE  30,
                                                                      1998        1997
                                                                     ------     ------
                                                                        (Unaudited)
Noninterest expense:
      Compensation and employee benefits .......................        629        643
      Advertising and business promotion .......................          9         20
      Office occupancy and equipment expense ...................        150        151
      Federal deposit insurance premiums .......................         23         23
      Other insurance premiums .................................         19         22
      Mortgage servicing fees ..................................          5          8
      Data processing fees .....................................         47         43
      Professional service fees ................................         79         56
      Other ....................................................         83         69
                                                                     ------     ------
             Total noninterest expense .........................      1,044      1,035
                                                                     ------     ------

             Income before taxes ...............................        506        459

Income tax expense .............................................        208        191
                                                                     ------     ------

             Net income ........................................     $  298        268
                                                                     ======        ===

Earnings per share:
     Basic .....................................................     $  .27        .24
                                                                     ======     ======

     Diluted ...................................................     $  .26        .23
                                                                     ======     ======

See accompanying notes to unaudited  consolidated interim financial statements.

                             SFS BANCORP, INC. AND SUBSIDIARY
                            Consolidated Statements of Income
                          (In Thousands, Except Per Share Data)

                                                                       SIX MONTHS ENDED
                                                                            JUNE  30,
                                                                       -----------------
                                                                        1998       1997
                                                                       ------     ------
                                                                          (Unaudited)
 Interest income:
       Loans .....................................................     $5,325      4,695
       Investment securities .....................................        763      1,083
       Securities available for sale .............................        198        125
       Federal funds sold and cash deposits ......................         56        103
       Stock in Federal Home Loan Bank ...........................         49         41
                                                                       ------     ------
               Total interest income .............................      6,391      6,047

 Interest expense:
       Deposits ..................................................      3,460      3,188
                                                                        ------     ------
              Net interest income ................................      2,931      2,859

 Provision for loan losses .......................................         60         60
                                                                       ------     ------

              Net interest income after provision for loan losses       2,871      2,799
                                                                       ------     ------

 Noninterest income:
       Other loan charges ........................................         84         54
       Bank fees and service charges .............................         83         82
       Other .....................................................         59         32
                                                                       ------     ------
              Total noninterest income ...........................        226        168
                                                                       ------     ------

                             SFS BANCORP, INC. AND SUBSIDIARY
                            Consolidated Statements of Income
                          (In Thousands, Except Per Share Data)
                                       (continued)

                                                                       SIX MONTHS ENDED
                                                                            JUNE  30,
                                                                       -----------------
                                                                        1998       1997
                                                                       ------     ------
                                                                          (Unaudited)
 Noninterest expense:
       Compensation and employee benefits ........................      1,328      1,330
       Advertising and business promotion ........................         19         61
       Office occupancy and equipment expense ....................        307        309
       Federal deposit insurance premiums ........................         47         28
       Other insurance premiums ..................................         36         44
       Mortgage servicing fees ...................................         11         17
       Data processing fees ......................................         94         88
       Professional service fees .................................        138        121
       Other .....................................................        151        152
                                                                       ------     ------
              Total noninterest expense ..........................      2,131      2,150
                                                                       ------     ------

              Income before taxes ................................        966        817

 Income tax expense ..............................................        399        324
                                                                       ------     ------
              Net income .........................................     $  567        493
                                                                       ======     ======

 Earnings per share:
      Basic ......................................................     $  .52        .44
                                                                       ======     ======

      Diluted ....................................................     $  .49        .43
                                                                       ======     ======

 See accompanying notes to unaudited consolidated interim financial statements.

                                         SFS BANCORP, INC. AND SUBSIDIARY
                                  Consolidated Statements of Financial Condition
                                              (Dollars in Thousands)


                                                                                       June 30,     December 31,
                                                                                         1998           1997
                                                                                      ---------      ---------
      Assets                                                                                  (Unaudited)
      ------
      Cash and due from banks ...................................................     $     980          1,876
      Federal funds sold ........................................................         5,600            300
                                                                                      ---------      ---------
                  Total cash and cash equivalents ...............................         6,580          2,176

      Securities available for sale, at fair value ..............................         8,062          4,067
      Investment securities (estimated fair value of $16,992
                   at June 30, 1998 and $29,095 at December 31, 1997) ...........        16,910         28,979
      Stock in Federal Home Loan Bank of NY, at cost ............................         1,338          1,338
      Loans receivable, net .....................................................       141,222        133,786
      Accrued interest receivable ...............................................         1,061          1,130
      Premises and equipment, net ...............................................         2,171          2,242
      Real estate owned .........................................................           151            111
      Prepaid expenses and other asset ..........................................           598            599
                                                                                      ---------      ---------
                  Total Assets ..................................................     $ 178,093        174,428
                                                                                      =========        =======

      Liabilities and Stockholders' Equity
      Liabilities:
          Due to depositors:
                Non-interest bearing deposits ...................................     $   1,407          2,265
                Savings and interest bearing demand deposits ....................        54,547         53,463
                Time deposit accounts ...........................................        96,925         94,741
                                                                                      ---------      ---------
                  Total Deposits ................................................       152,879        150,469

           Advance payments by borrowers for property taxes and insurance .......         1,861          1,281
           Accrued expenses and other liabilities ...............................         1,438          1,247
                                                                                      ---------      ---------
                  Total Liabilities .............................................       156,178        152,997
                                                                                     ---------      ---------

                                         SFS BANCORP, INC. AND SUBSIDIARY
                                  Consolidated Statements of Financial Condition
                                              (Dollars in Thousands)


                                                                                       June 30,     December 31,
                                                                                         1998           1997
                                                                                      ---------      ---------
                                                                                             (Unaudited)
      Stockholders' Equity:
         Preferred stock, $.01 par value.  Authorized 500,000 shares; none issued          --             --
         Common stock, $.01 par value. Authorized 2,500,000 shares; 1,495,000
         shares issued at June 30, 1998 and December 31, 1997 ...................            15             15
         Additional paid-in capital .............................................        14,411         14,365
         Retained earnings, substantially restricted ............................        12,795         12,422
         Common stock acquired by :
         Employee stock ownership plan ("ESOP") (83,720 shares) .................          (837)          (837)
         Recognition and retention plan ("RRP") (32,530 shares) .................          (386)          (455)
         Treasury stock, at cost (286,528 shares at June 30, 1998 and
                    December 31, 1997) ..........................................        (4,089)        (4,089)
         Accumulated other comprehensive income .................................             6             10
                                                                                      ---------      ---------
                        Total Stockholders' Equity ..............................        21,915         21,431
                                                                                      ---------      ---------
                          Total Liabilities and Stockholders' Equity ............     $ 178,093        174,428
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

                                                  SFS BANCORP, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                     (In Thousands) (Unaudited)

                                                                                              Common        Common      Accumulated
                                                   Additional                                 Stock          Stock         Other
                                      Common       Paid-in       Retained      Treasury      Acquired       Acquired   Comprehensive
                                       Stock        Capital      Earnings       Stock         By ESOP        By RRP       Income
                                       -----        -------      --------       -----         -------        ------       ------
Six Months Ended
June 30, 1998
Balance at December 31, 1997 ....     $     15       14,365       12,422        (4,089)         (837)         (455)           10

Comprehensive income:
  Net income ....................         --           --            567          --            --            --            --
  Other comprehensive income,
  net of tax:
    Unrealized net holding losses
        arising during the year
        (pre-tax $6) ............         --           --           --            --            --            --              (4)

Comprehensive income ............


Amortization of unearned RRP
   compensation .................         --           --           --            --            --              69          --

Cash dividends  declared ........         --           --           (194)         --            --            --            --

Tax benefit related to vested
      RRP shares ................         --             46         --            --            --            --            --
                                      --------       ------       ------        ------          ----          ----          ----

Balance at June 30, 1998 ........     $     15       14,411       12,795        (4,089)         (837)         (386)            6
                                      ========       ======       ======        ======          ====          ====          ====

                                                  SFS BANCORP, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                     (In Thousands) (Unaudited)
                                                            (continued)

Six Months Ended
June 30, 1997
Balance at December 31, 1996.....     $     15       14,260       11,687        (2,840)         (957)         (540)           46

Comprehensive income:
  Net income ....................         --           --            493          --            --            --            --
  Other comprehensive income,
  net of tax:
    Unrealized net holding losses
      arising during the period
      (pre-tax $5) ..............         --           --           --            --            --            --              (3)

Comprehensive income ............


Amortization of unearned RRP
   compensation .................         --           --           --            --            --             166          --

Cash dividends  declared ........         --           --           (163)         --            --            --            --

Exercise of stock options .......         --           --           --              94          --            --            --
                                      --------       ------       ------        ------          ----          ----          ----

Balance at June 30, 1997 ........     $     15       14,260       12,017        (3,450)         (957)         (374)           43
                                      ========       ======       ======        ======          ====          ====          ====

                        SFS BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (In Thousands) (Unaudited)

                                     Comprehensive
                                        Income          Total
                                        ------          -----

Balance at December 31, 1997 ....                      21,431

Comprehensive income:
  Net income ....................     $    567           567
  Other comprehensive income,
  net of tax:
    Unrealized net holding losses
        arising during the year
        (pre-tax $6) ............           (4)           (4)
                                      --------
Comprehensive income ............     $    563
                                      ========

Amortization of unearned RRP
   compensation .................                         69

Cash dividends  declared ........                       (194)

Tax benefit related to vested
      RRP shares ................                         46
                                                      ------

Balance at June 30, 1998 ........                     21,915
                                                      ======

                        SFS BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (In Thousands) (Unaudited)
                                  (continued)

Six Months Ended
June 30, 1997
Balance at December 31, 1996 ....                   $ 21,671

Comprehensive income:
  Net income ....................     $    493           493
  Other comprehensive income,
  net of tax:
    Unrealized net holding losses
      arising during the period
      (pre-tax $5) ..............           (3)           (3)
                                      --------
Comprehensive income ............     $    490
                                      ========

Amortization of unearned RRP
   compensation .................                        166

Cash dividends  declared ........                       (163)

Exercise of stock options .......                         94

Purchase of  Treasury shares ....                       (704)
                                                    --------

Balance at June 30, 1997 ........                     21,554
                                                    ========

See accompanying notes to unaudited consolidated interim financial statements.

                                SFS BANCORP, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (In Thousands)

                                                                             Six Months Ended
                                                                                  June 30,
                                                                           --------------------
                                                                            1998           1997
                                                                           -------        -----

Increase (decrease) in cash and cash equivalents: ....................           (Unaudited)
    Reconciliation of net income to net cash provided
         by operating activities:
         Net income ..................................................     $   567          493
         Adjustments to reconcile net income to
            net cash provided by operating activities:
              Depreciation and amortization ..........................         100           91
          Net accretion on investment securities .....................         (74)          (5)
          Net accretion on securities available for sale .............          (1)        --
          Amortization of unearned RRP compensation ..................          69          166
          Provision for loan losses ..................................          60           60
          Decrease (increase) in accrued interest receivable .........          69          (60)
          Decrease (increase) in prepaid expense and other assets ....           1          (20)
          Increase in accrued expense and other liabilities ..........         239          332
                                                                           -------        -----
                   Total adjustments .................................         463          564
                                                                           -------        -----
                 Net cash provided by operating activities ...........       1,030        1,057
                                                                           -------        -----
Cash flows from investing activities:
    Proceeds from maturity/paydown of investment securities ..........       8,885        2,009
    Purchase of securities available for sale ........................      (4,000)      (4,050)
    Purchase of Federal Home Loan Bank Stock .........................        --           (123)
    Principal repayments on mortgage-backed securities ...............       3,258        1,629
    Net increase in loans receivable .................................      (6,059)      (3,932)
    Purchase of loans receivable .....................................      (1,504)      (1,852)
    Capital expenditures, net of disposals ...........................         (29)        (440)
    Proceeds from the sale of real estate owned ......................          27          100
                                                                           -------        -----
         Net cash provided (used) by investing activities ............         578       (6,659)
                                                                          -------        -----
Cash flows from financing activities:
    Net increase in deposits .........................................       2,410        7,385
    Net increase in advance payments by borrowers for
         property taxes and insurance ................................         580          367
    Proceeds upon exercise of common stock options ...................        --             94
    Dividends paid ...................................................        (194)        (163)
    Purchase of Treasury stock .......................................        --           (704)
                                                                           -------        -----
    Net cash provided by financing activities ........................       2,796        6,979
                                                                           -------        -----
         Net increase in cash and cash equivalents ...................       4,404        1,377
    Cash and cash equivalents at beginning of period .................       2,176        2,896
                                                                           -------        -----
    Cash and cash equivalents at end of period .......................     $ 6,580        4,273
                                                                           =======        =====

                                SFS BANCORP, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (In Thousands)
                                           (continued)

                                                                             Six Months Ended
                                                                                  June 30,
                                                                           --------------------
                                                                            1998           1997
                                                                           -------        -----
Supplemental  disclosures of cash flow information:
    Cash paid during the period for:
         Interest paid ...............................................     $ 3,475        3,188
                                                                           =======        =====
         Taxes paid ..................................................     $   405          211
                                                                           =======        =====
    Transfer of loans to other real estate owned .....................     $    67           11
                                                                           =======        =====
    Net unrealized loss on securities available for sale, net of taxes     $    (4)          (3)
                                                                           =======        =====
    Deferred tax  benefit  on unrealized gain/loss
         on securities available for sale ............................     $     2            2
                                                                           =======        =====
    Deferred tax benefit related to vested RRP shares ................     $    46         --
                                                                           =======        =====


  See accompanying notes to unaudited consolidated interim financial statements.

                        SFS BANCORP, INC. AND SUBSIDIARY
          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 1.  Presentation of Financial Information

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related management's discussion and analysis of financial condition and results of operations filed with the 1997 Form 10-KSB of SFS Bancorp, Inc. and Subsidiary (the "Company"). Amounts in prior periods' unaudited consolidated interim financial statements are reclassified whenever necessary to conform to the current periods' presentation. The results of operations for the three and six months ended June 30, 1998, are not necessarily indicative of results that may be expected for the entire year ending December 31, 1998.

The unaudited consolidated interim financial statements include the accounts of SFS Bancorp, Inc. (the "Holding Company") and its wholly owned subsidiary, Schenectady Federal Savings Bank and subsidiary (the "Bank").


NOTE 2.  Earnings Per Share

The following is a reconciliation of the numerators and denominators for the basic and diluted earnings per share (EPS) calculations for the three and six month periods ended June 30, 1998 and 1997.



Three Months Ended June 30:
                                        (in thousands except share and per share information)

                                                               1998
                                              --------------------------------------
                                                             Weighted      Per Share
                                              Net Income   Average Shares    Amount
                                              ----------   --------------    ------
Basic EPS ................................     $     298     1,092,222     $   0.27
                                                                           ========
Dilutive effect of potential common shares
   related to stock based compensation ...            --        55,590
                                               ---------
Diluted EPS ..............................     $     298     1,147,812     $   0.26
                                               =========     =========     ========

                                                               1997
                                              --------------------------------------
                                                             Weighted      Per Share
                                              Net Income   Average Shares    Amount
                                              ----------   --------------    ------
Basic EPS .................................     $     268     1,112,210    $   0.24
                                                                           ========
Dilutive effect of potential common shares
   related to stock based compensation ....            --        29,616
                                                ---------     ---------
Diluted EPS ................................    $     268     1,141,826     $   0.23
                                                =========     =========     ========

Six Months Ended June 30:
                                        (in thousands except share and per share information)


                                                               1998
                                              --------------------------------------
                                                             Weighted      Per Share
                                              Net Income   Average Shares    Amount
                                              ----------   --------------    ------
Basic EPS ................................     $     567     1,091,464     $   0.52
                                                                           ========
Dilutive effect of potential common shares
   related to stock based compensation ...          --          56,563
                                               ---------     ---------
Diluted EPS ..............................     $     567     1,148,027     $   0.49
                                               =========     =========     ========
                                                               1997
                                              --------------------------------------
                                                             Weighted      Per Share
                                              Net Income   Average Shares    Amount
                                              ----------   --------------    ------
Basic EPS                                       $    493     1,125,872      $   0.44
                                                                            ========
Dilutive effect of potential common shares
   related to stock based compensation               --         27,887
                                                ---------    ---------
Diluted EPS                                     $    493     1,153,759      $   0.43
                                                ========    ==========      ========

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

NOTE 4.  Proposed Merger

On July 31, 1998, SFS Bancorp, Inc. and Cohoes Savings Bank (Cohoes), Cohoes, New York announced the execution of a definitive agreement pursuant to which the Company will merge into a newly-formed holding company of Cohoes to be organized in connection with Cohoes' conversion from a mutual to stock institution. Consummation of the merger is subject to the approval of the shareholders of the Company, the depositors of Cohoes, the conversion of Cohoes, and the receipt of all required regulatory approvals. The transaction is anticipated to close in the fourth quarter of 1998.

                        SFS BANCORP, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                  JUNE 30, 1998



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

On July 31, 1998, SFS Bancorp, Inc. and Cohoes Savings Bank (Cohoes), Cohoes, New York announced the execution of a definitive agreement pursuant to which the Company will merge into a newly-formed holding company of Cohoes to be organized in connection with Cohoes' conversion from a mutual to stock institution. Under the terms of the agreement, each share of SFS Bancorp, Inc. will be exchanged for a number of shares of common stock of the newly-formed holding company equal to the lesser of $26.50 divided by the initial public offering price of the newly-formed holding company common stock or $35.00 divided by the average closing price of that stock for the first ten trading days. The transaction is expected to constitute a tax-free reorganization under the Internal Revenue Code, so that shareholders of SFS Bancorp, Inc. who receive the newly-formed holding company common stock will not recognize gain or loss in connection with the exchange. In connection with the execution of the definitive agreement, the outstanding Incentive Stock Option Agreements and Restricted Stock Agreements of the directors and certain officers of the Company were not amended as permitted by the approval at the 1998 Annual Stockholders' Meeting of the Amended and
Restated Stock Option and Incentive Plan and the Amended and Restated Recognition and Retention Plan to provide for acceleration of vesting of awards. Consummation of the merger is subject to the approval of the shareholders of the Company, the depositors of Cohoes, the conversion of Cohoes, and the receipt of all required regulatory approvals. The transaction is anticipated to close in the fourth quarter of 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's most liquid assets are cash and cash equivalents and available for sale securities. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. Cash and cash equivalents of $2.2 million at December 31, 1997, increased $4.4 million to $6.6 million at June 30, 1998 primarily as a result of increases in federal funds sold. The Company's primary sources of funds are deposits and principal and interest payments on its loan and securities portfolios. While maturities and scheduled amortization of loans and securities are, in general, a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS Regulations. This requirement, which may vary at the direction of the OTS depending on economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio of liquid assets to deposits and short-term borrowings is currently 4%. The Bank's liquidity ratio was 21.03% and 20.21% at June 30, 1998 and December 31, 1997, respectively.

The Company's cash flows are comprised of three classifications: cash flows from operating activities; cash flows from investing activities; and cash flows from financing activities. Net cash flows provided by operating activities, consisting primarily of interest and dividends received on earning assets less interest paid on deposits, was $1.0 million and $1.1 million for the six months ended June 30, 1998 and 1997, respectively. Net cash used by investing activities, consisting primarily of disbursements for the origination and purchase of loans and the acquisition of securities available for sale partially offset by principal collections on loans and mortgage-backed securities and by proceeds from the maturity of investment securities, was $6.7 million for the six months ended June 30, 1997. Net cash of $578,000 was provided by investing activities for the six months ended June 30, 1998 and consisted primarily of proceeds from the maturity, call and paydown of investment securities and mortgage-backed securities offset by the purchase of securities available for sale and the increase in loans receivable. Net cash provided by financing activities for the six months ended June 30, 1998 of $2.8 million consisted primarily of net increases in deposit accounts during the period offset by the payment of dividends. Net cash provided by financing activities, consisting primarily of net increases in deposit accounts during the period offset by the purchase of treasury stock and payment of dividends, was $7.0 million for the six months ended June 30, 1997.

During the six month period ended June 30, 1998, the Company did not repurchase any of its shares. During the six month period ended June 30, 1997 the Company repurchased 42,475 shares. The average price of treasury shares purchased was $16.58 totaling $704,000. The average price paid of $16.58 was approximately 95.1% of the Company's book value per share of $17.44 at June 30, 1997. The Office of Thrift Supervision (OTS) restricts the number of shares which may be repurchased during the three year period following conversion. Generally, only 5% of shares outstanding may be repurchased annually during the first three years following conversion. However, the OTS has allowed additional share repurchases of 5% annually based on extenuating facts and circumstances.

At June 30, 1998, the Bank's capital exceeded each of the capital requirements of the OTS. At June 30, 1998, the Bank's tangible and core capital levels were both $19.6 million (11.0% of total adjusted assets) and its risk-based capital level was $20.5 million (20.3% of total risk-weighted assets). The current minimum regulatory capital ratio requirements are 1.5% for tangible capital, 3.0% for core capital and 8.0% for risk-weighted capital.

FINANCIAL CONDITION

Total assets increased $3.7 million (2.1%) to $178.1 million at June 30, 1998 from $174.4 million at December 31, 1997. This increase occurred as loans receivable, net, grew $7.4 million (5.6%) to $141.2 million at June 30, 1998. The growth in the loan portfolio consisted primarily of residential mortgage loans. Securities available for sale increased $4.0 million (98.2%) to $8.1 million at June 30, 1998. Federal funds sold increased $5.3 million at June 30, 1998 from $300,000 at December 31, 1997 due in part to securities called late in the second quarter of 1998. Offsetting these increases was a decrease in investment securities of $12.1 million (41.6%) to $16.9 million.

At June 30, 1998, total liabilities were $156.2 million representing an increase of $3.2 million (2.1%) from December 31, 1997. The increase was primarily attributable to an increase in retail deposits. Stockholders' equity increased $484,000 to $21.9 million at June 30, 1998 as compared to $21.4 million at December 31, 1997. Retained earnings increased by $373,000 as a result of net income of the Company for the six month period ended June 30, 1998 partially offset by cash dividends declared.

Nonperforming assets increased $45,000 (3.1%) totaling $1.5 million at June 30, 1998. Management of the Bank does not view this increase as a significant adverse trend. The ratio of nonperforming loans to total loans receivable was
 .95% at June 30, 1998, compared with 1.00% at December 31, 1997. The ratio of nonperforming assets to total assets was .84% at June 30, 1998 and December 31, 1997.

Loan Receivable, Net

A summary of loans receivable, net at June 30, 1998 and December 31, 1997 is as follows:


                                                        June 30, 1998      December 31, 1997
                                                        -------------      -----------------
Loans secured by real estate:
   Residential:
      Conventional ............................            $109,961             100,277
      Home Equity .............................              21,024              22,658
      FHA Insured .............................               2,470               2,772
      VA Guaranteed ...........................               1,662               2,028
   Commercial and multi-family ................               6,070               6,130
                                                           --------            --------
                                                            141,187             133,865
Other loans ...................................                 918                 721
                                                           --------            --------
                                                            142,105             134,586
                                                           --------            --------
Less:
   Unearned discount and net deferred loan fees                  28                  22
   Allowance for loan losses ..................                 855                 778
                                                           --------            --------
                                                                883                 800
                                                           --------            --------

Loans receivable, net .........................            $141,222             133,786
                                                           ========            ========

The following table sets forth the information with regard to nonperforming assets.

                                                     June 30, 1997   December 31, 1997
                                                     -------------   -----------------
Loans on a nonaccrual status ...............            $1,161             1,328
Loans contractually past due 90 days or
   more and still accruing interest ........               191                19
                                                        ------            ------
      Total nonperforming loans ............             1,352             1,347
Other real estate owned ....................               151               111
                                                        ------            ------
      Total nonperforming assets ...........            $1,503             1,458
                                                        ======            ======

The following table sets forth the information with regard to changes in the allowance for loan losses.

                                                 For the six months ended June 30,
                                                      1998            1997
                                                      ----            ----
Balance, beginning of period .............            $778             642
Provision charged to operations ..........              60              60
Loans charged off ........................             (21)            (2)
Recoveries on loans previously charged off              38              18
                                                      ----             ---

Balance, end of period ...................            $855             718
                                                      ====             ===



Average Balance Data, Interest Rates and Interest Differential and Rate/Volume Analysis

The following information regarding average balances and rates earned/paid and the rate/volume analysis is an integral component of the discussion of operating results for the three months and six months ended June 30, 1998, compared with the corresponding periods of the prior year.

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

                                               SFS BANCORP, INC. AND SUBSIDIARY
                                Average Balance Data, Interest Rates and Interest Differential
                                              (Dollars in Thousands) (Unaudited)


                                                                     THREE MONTHS ENDED JUNE 30,
                                        ---------------------------------------------------------------------------------
                                                          1998                                       1997
                                        --------------------------------------      -------------------------------------

                                          AVERAGE       INTEREST                       AVERAGE      INTEREST
                                        OUTSTANDING      EARNED/        YIELD/       OUTSTANDING     EARNED/       YIELD/
                                          BALANCE         PAID           RATE          BALANCE         PAID         RATE
                                          -------         ----           ----          -------         ----         ----
Interest-earning assets:
      Loans receivable, net (1) .....     $139,875      $  2,687         7.71%         $122,114     $  2,386        7.84%
      Mortgage-backed securities ....       14,828           227         6.14            19,306          305        6.34
      Securities available for sale .        7,904           127         6.44             5,265           88        6.70
      Debt securities ...............        5,674           102         7.21            13,987          224        6.42
      Other interest-earning asset
           including cash equivalents        2,736            37         5.42             4,136           56        5.43
       FHLB stock ...................        1,338            25         7.49             1,338           21        6.30
                                          --------      --------                        --------     --------
Total interest-earning assets .......      172,355         3,205         7.46           166,146        3,080        7.44
                                          --------      --------                        --------     --------

      Savings accounts ..............       36,561           274         3.01            37,285          280        3.01
      Money market accounts .........        7,428            59         3.19             6,859           59        3.45
      Demand and NOW accounts (2) ...       11,550            41         1.42            10,625           40        1.51
      Certificate accounts ..........       96,186         1,364         5.69            91,552        1,254        5.49
      Escrow ........................        1,463             8         2.19             1,212            7        2.32
                                          --------      --------                        --------     --------

Total interest-bearing liabilities ..      153,188         1,746         4.57           147,533        1,640        4.46
                                          --------      --------                        --------     --------

Net interest income .................                   $  1,459                                    $  1,440
                                                        ========                                    ========

Net interest rate spread ............                                    2.89%                                      2.98%
                                                                         ====                                       ====

Net earning assets ..................     $ 19,167                                     $ 18,613
                                          ========                                     ========

Net yield on average
       interest-earning assets ......                                    3.40%                                      3.48%
                                                                         ====                                       ====
Average interest-earning
       assets to average
       interest-bearing liabilities .         1.13                                         1.13
                                              ====                                         ====

(1) Calculated net of deferred loan fees.
(2) Includes noninterest-bearing demand accounts.

                                            SFS BANCORP, INC. AND SUBSIDIARY
                             Average Balance Data, Interest Rates and Interest Differential
                                           (Dollars in Thousands) (Unaudited)


                                                                   SIX  MONTHS ENDED JUNE  30,
                                        ------------------------------------------------------------------------------

                                                          1998                                     1997
                                        ---------------------------------------    -----------------------------------

                                          AVERAGE        INTEREST                    AVERAGE      INTEREST
                                        OUTSTANDING      EARNED/        YIELD/     OUTSTANDING     EARNED/      YIELD/
                                          BALANCE          PAID          RATE        BALANCE        PAID         RATE
                                          -------          ----          ----        -------        ----         ----
Interest-earning assets:
      Loans receivable, net (1) .....     $137,639        $5,325         7.80%       $120,551      $ 4,695       7.85%
      Mortgage-backed securities ....       15,682           486         6.25          19,665          622       6.38
      Securities available for sale .        6,116           198         6.53           3,869          125       6.52
      Debt securities ...............        8,033           277         6.95          14,446          461       6.44
      Other interest-earning assets
           including cash equivalents        2,102            56         5.37           3,901          103       5.32
      FHLB stock ....................        1,338            49         7.39           1,305           41       6.34
                                          --------        ------                     --------      -------
Total interest-earning assets .......      170,910         6,391         7.54         163,737        6,047       7.45
                                          --------        ------                     --------      -------

Interest-bearing liabilities:
      Savings accounts ..............       36,443           544         3.01          37,160          555       3.01
      Money market accounts .........        7,492           122         3.28           6,581          111       3.40
      Demand and NOW accounts (2) ...       11,035            78         1.43          10,364           78       1.52
      Certificate accounts ..........       95,793         2,703         5.69          89,910        2,433       5.46
      Escrow ........................        1,209            13         2.17           1,011           11       2.19
                                          --------        ------                     --------      -------
Total interest-bearing liabilities ..      151,972         3,460         4.59         145,026        3,188       4.43
                                          --------        ------                     --------      -------

Net interest income .................                   $  2,931                                  $  2,859
                                                        ========                                  ========

Net interest rate spread ............                                    2.95%                                  3.02%
                                                                         ====                                   ====
Net earning assets ..................     $ 18,938                                   $ 18,711
                                          ========                                   ========

Net yield on average
       interest-earning assets ......                                    3.46%                                  3.52%
                                                                         ====                                   ====

Average interest-earning
       assets to average
       interest-bearing liabilities .         1.12                                       1.13
                                              ====                                       ====

(1) Calculated net of deferred loan fees.
(2) Includes noninterest-bearing demand accounts.

                              SFS BANCORP, INC. AND SUBSIDIARY
                                    RATE VOLUME ANALYSIS
                                 (In Thousands) (Unaudited)

                              THREE MONTHS ENDED JUNE 30, 1998
                                       COMPARED WITH
                              THREE MONTHS ENDED JUNE 30, 1997


                                               INCREASE   (DECREASE)
                                             -----------------------------------
                                                       DUE TO
                                             ---------------------
                                             VOLUME           RATE          NET
                                             ------           ----          ---
Interest-earning assets:
  Loans receivable, net .................       $ 340          (39)         301
  Mortgage-backed securities ............         (69)          (9)         (78)
  Securities-available for sale .........          43           (4)          39
  Debt securities .......................        (154)          32         (122)
  Other interest-earning assets .........         (19)           0          (19)
  FHLB stock ............................           0            4            4
                                                -----        -----        -----
Total interest-earning assets ...........       $ 141          (16)         125
                                                =====        =====        =====

Interest-bearing liabilities:
  Savings deposits ......................       $  (6)           0           (6)
  Money market accounts .................           5           (5)           0
  Demand and NOW deposits ...............           3           (2)           1
  Certificate accounts ..................          65           45          110
  Escrow ................................           1            0            1
                                                -----        -----        -----
Total interest-bearing liabilities ......       $  68           38          106
                                                =====        =====        =====

Change in net interest income ...........                                 $  19
                                                                          =====

                              SFS BANCORP, INC. AND SUBSIDIARY
                                    RATE VOLUME ANALYSIS
                                 (In Thousands) (Unaudited)

                               SIX MONTHS ENDED JUNE 30, 1998
                                       COMPARED WITH
                               SIX MONTHS ENDED JUNE 30, 1997

                                               INCREASE   (DECREASE)
                                             -----------------------------------
                                                       DUE TO
                                             ------------------
                                             VOLUME       RATE          NET
                                             ------       ----          ---
Interest-earning assets:
  Loans receivable, net .................... $ 661         (31)        630
  Mortgage-backed securities ...............  (124)        (12)       (136)
  Securities-available for sale ............    73           0          73
  Debt securities ..........................  (225)         41        (184)
  Other interest-earning assets ............   (48)          1         (47)
  FHLB stock ...............................     1           7           8
                                             -----       -----       -----
Total interest-earning assets .............. $ 338           6         344
                                             =====       =====       =====

Interest-bearing liabilities:
  Savings deposits ......................... $ (11)          0         (11)
  Money market accounts ....................    15          (4)         11
  Demand and NOW deposits ..................     5          (5)          0
  Certificate accounts .....................   163         107         270
  Escrow ...................................     2           0           2
                                             -----       -----       -----
  Total interest-bearing liabilities ....... $ 174          98         272
                                             =====       =====       =====

Change in net interest income ..............                         $  72
                                                                     =====

COMPARISONS OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1998

Three months ended June 30, 1998 compared with three months ended June 30,1997

Net income for the quarter ended June 30, 1998, was $298,000 or $.27 basic earnings per share and $.26 diluted earnings per share. This represents an increase of $30,000 (11.2%) from the comparable quarter of the prior year. The increase in net income was primarily a result of an increase in net interest income and an increase in noninterest income. These increases were partially offset by increases in noninterest expense and income tax expense. The provision for loan losses was consistent with the same quarter a year ago. The annualized return on average assets ("ROA") for the current quarter amounted to .68% compared with .63% for the comparable quarter a year ago. The annualized return on average equity ("ROE") was 5.57% (on average equity of $21.4 million) compared with 4.19% (on average equity of $21.2 million) a year earlier.

Interest income for the three months ended June 30, 1998, totaled $3.2 million, an increase of $125,000 (4.1%) from 1997's second quarter. The primary reason for the increase was the fact that average loans, which are the Company's highest yielding assets, increased as a percentage of total interest-earning assets from 73.5% during the second quarter 1997 to 81.2% for the same period in 1998. Other factors affecting interest income was an increase in earnings on loans which increased $301,000 (12.6%) as a result of a $17.8 million (14.5%) increase in the average balance invested offset by a 13 basis point decrease in average rates earned. Interest earned on mortgage-backed securities decreased $78,000 (25.6%) as a result of the combined effect of a $4.5 million (23.2%) decrease in the average balance invested and a 20 basis point decrease in average rates earned. Interest income on securities available for sale increased $39,000 (44.3%) as a result of an increase of $2.6 million (50.1%) in the average invested balance offset by a decrease of 26 basis points in average rates earned. Interest income on debt securities decreased $122,000 (54.5%) as a result of a decrease in average invested balances of $8.3 million (59.4%) offset by an increase in rates earned of 79 basis points. Earnings on other interest earning assets, primarily federal funds sold, decreased $19,000 (33.9%) as a result of a $1.4 million (33.8%) decrease in the average invested balance combined with a 1 basis point decrease in the average rate earned.

Interest expense for the quarter ended June 30, 1998, amounted to $1.7 million, $106,000 (6.5%) greater than the corresponding quarter of the prior year. The increase occurred as a result of a $5.7 million (3.8%) increase in average interest bearing liabilities to $153.2 million combined with an 11 basis point increase in average rates paid to 4.57%. The mix within the deposit structure changed as the average balances grew in certificate accounts by $4.6 million (5.1%) and in money market accounts and demand and NOW accounts by $1.5 million (8.5%). Average savings account balance declined $724,000 (1.9%). The increase in average rates paid on certificate accounts of 20 basis points to 5.69% was a reflection of general interest rates and a competitive environment that prevailed during the second quarter of 1998 compared with 1997.

Net interest income for the three months ended June 30, 1998 totaled $1.5 million, $19,000 (1.3%) greater than the comparable quarter a year ago. The interest rate spread decreased 9 basis points to 2.89% for the quarter ended June 30, 1998. The net interest margin for the most recent quarter of 3.40% was 8 basis points less than the comparable quarter a year ago.

Provision for Loan Losses

The provision for loan losses amounted to $30,000 for the quarters ended June 30, 1998 and 1997. The Bank utilizes the provision for loan losses to maintain an allowance for loan losses that it deems appropriate to provide for known and inherent risks in its loan portfolio. In determining the adequacy of its allowance for loan losses, management takes into account the current status of the Bank's loan portfolio and changes in appraised values of collateral as well as general economic conditions. As of June 30, 1998, the Bank's allowance for loan losses totaled $855,000 (0.60% of total gross loans and 63.2% of nonperforming loans) compared with $778,000 (0.58% of total gross loans and 57.8% of nonperforming loans) at December 31, 1997.

Noninterest Income

Noninterest income amounted to $121,000 for the three months ended June 30, 1998 compared to $84,000 for the three months ended June 30, 1997. The increase was primarily attributable to increased sales production in non-deposit insurance products by the Bank's subsidiary which resulted in an increase of $15,000
(246.2%) in revenue over the same period a year ago and an increase in other loan charges of $20,000 (87.0%) to $43,000.

Noninterest Expense

Noninterest expense increased $9,000 (0.8%) to $1.0 million for the three months ended June 30, 1998, as compared with the same period in 1997. Compensation and employee benefits decreased $14,000 (2.2%) between the respective quarters. Advertising and business promotion decreased $11,000 (55.0%) to $9,000 resulting primarily from decreased advertising in relation to the new branch opening in the latter part of the first quarter in 1997. Professional service fees increased $23,000 (41.1%) due in part to the amendment of certain incentive benefit plans which were presented to shareholders in the Company's 1998 annual meeting held in the second quarter. Other noninterest expense increased $14,000 (20.3%) to $83,000 primarily due to expenses associated with the payment of back taxes and maintenance of real estate owned. Office occupancy and equipment expense, federal deposit insurance premiums, other insurance premiums, mortgage servicing fees and data processing fees remained relatively the same for the quarters ended June 30, 1998 and June 30, 1997.

Income Tax Expense

Income tax expense totaled $208,000 and $191,000 for the three months ended June 30, 1998 and 1997, respectively. The increase in income tax expense was primarily attributable to the $47,000 (10.2%) increase in income before taxes to $506,000 for the three months ended June 30, 1998. The effective tax rate for the three months ended June 30, 1998 was 41.1% compared to 41.6% for the same period a year ago.

COMPARISONS OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1998

Six months ended June 30, 1998, compared with six months ended June 30, 1997

Net income for the six months ended June 30, 1998, was $567,000 or $.52 basic earnings per share and $.49 diluted earnings per share. This represents an increase of $74,000 (15.0%) from the comparable period of the prior year. The increase in net income was primarily a result of increases in net interest income and noninterest income combined with a decrease in noninterest expense and offset by an increase in income tax expense. The provision for loan losses was consistent with the same period a year ago. The annualized return on average assets ("ROA") for the first half of 1998 amounted to .65% compared with .59% for the comparable period a year ago. The annualized return on average equity ("ROE") was 5.34% (on average equity of $21.4 million) compared with 4.62% (on average equity of $21.3 million) a year earlier.

Interest income for the six months ended June 30, 1998, totaled $6.4 million, an increase of $344,000 (5.7%) from 1997's first half. The primary reason for the increase was the fact that average loans, which are the Company's highest yielding assets, increased as a percentage of total interest-earning assets from 73.6% during the first half 1997 to 80.5% for the same period in 1998. Other factors affecting contributing to the interest income was an increase in earnings on loans which increased $630,000 (13.4%) as a result of a $17.1 million (14.2%) increase in the average balance invested offset by a 5 basis point decrease in average rates earned. Interest earned on mortgage-backed securities decreased $136,000 (21.9%) as a result of the combined effect of a $4.0 million (20.3%) decrease in the average balance invested and a 13 basis point decrease in average rates earned. Interest income on securities available for sale increased $73,000 (58.4%) as a result of an increase of $2.2 million (58.1%) in the average invested balance combined with an increase of 1 basis point in average rates earned. Interest income on debt securities decreased $184,000 (39.9%) as a result of a decrease in average invested balances of $6.4 million (44.4%) offset by an increase in rates earned of 51 basis points. Earnings on other interest earning assets, primarily federal funds sold, decreased $47,000 (45.6%) as a result of a $1.8 million (46.1%) decrease in the average invested balance offset by a 5 basis point increase in the average rate earned.

Interest expense for the six months ended June 30, 1998, amounted to $3.5 million, $272,000 (8.5%) greater than the corresponding period of the prior year. The increase occurred as a result of a $6.9 million (4.8%) increase in average interest bearing liabilities to $152.0 million combined with an 16 basis point increase in average rates paid to 4.59%. The mix within the deposit structure changed as the average balances grew in certificate accounts by $5.9 million (6.5%) and in money market accounts and demand and NOW accounts by $1.6 million (9.3%). Average savings account balance declined $717,000 (1.9%). The increase in average rates paid on certificate accounts of 23 basis points to 5.69% was a reflection of general interest rates and a competitive environment that prevailed during the first six months of 1998 compared with 1997.

Net interest income for the six months ended June 30, 1998 totaled $2.9 million, $72,000 (2.5%) greater than the comparable period a year ago. The interest rate spread decreased 7 basis points to 2.95% for the six months ended June 30, 1998. The net interest margin for the six months ended June 30, 1998 was 3.46% which 6 basis points less than the comparable period a year ago.

Provision for Loan Losses

For the six months ended June 30, 1998 and 1997, the provision for loan losses totaled $60,000. See "Provision for Loan Losses" at page 18.

Noninterest Income

Noninterest income amounted to $226,000 for the six months ended June 30, 1998 compared to $168,000 for the six months ended June 30, 1997. The increase was primarily attributable to increased sales production in non-deposit insurance products by the Bank's subsidiary which resulted in an increase of $25,000
(212.3%) in revenue over the same period a year ago and an increase in other loan charges of $30,000 (55.6%) to $84,000.

Noninterest Expense

Noninterest expense decreased $19,000 (0.9%) to $2.1 million for the six months ended June 30, 1998, as compared with the same period in 1997. Advertising and business promotion decreased $42,000 (68.9%) to $19,000 resulting primarily from decreased advertising in relation to the new branch opening in the latter part of the first quarter in 1997. FDIC premiums increased $19,000 (67.9%) to $47,000 as a result of the SAIF insurance premium refunded the Bank in the first quarter of 1997 which had been paid in the fourth quarter of 1996 subsequent to the capitalization of SAIF. Other insurance premiums decreased $8,000 (18.2%) to $36,000 as a result of reduced premiums on certain policies put out to competitive bid prior to renewal. Professional service fees increased $17,000 (14.0%) due in part to the amendment of certain incentive benefit plans which were presented to shareholders in the Company's 1998 annual meeting held in the second quarter. Compensation and employee benefits, office occupancy and equipment expense, mortgage servicing fees, data processing fees and other noninterest expense remained relatively the same for the six months ended June 30, 1998 and June 30, 1997.

Income Tax Expense

Income tax expense totaled $399,000 and $324,000 for the six months ended June 30, 1998 and 1997, respectively. The increase in income tax expense was primarily attributable to the $149,000 (18.2%) increase in income before taxes to $966,000 for the six months ended June 30, 1998. The effective tax rate for the six months ended June 30, 1998 ws 41.3% compared to 39.7% for the same period a year ago. The increase was primarily attributable to an increase in the nondeductible portion of the compensation expense of the Company's Employee Stock Ownership Plan.

Impact of New Accounting Standards

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," (Statement 132), which amends the disclosure requirements for Statement of Financial Account Standards No. 87, "Employers' Accounting for Pensions," (Statement 87), Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination of Benefits," (Statement 88), and Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," (Statement 106). Statement 132 standardizes the disclosure requirements of Statement 87 and Statement 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. This Statement is applicable to all entities and addresses disclosure only. The Statement does not change any of the measurement or recognition provisions provided for in Statements 87, 88, or 106. The Statement is effective for fiscal years beginning after December 15, 1997. Management anticipates providing the required disclosures in the December 31, 1998 consolidated financial statements.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently evaluating the impact of this Statement on the Company's consolidated financial statements.

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

                        SFS BANCORP, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                  JUNE 30, 1998


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

Item 2.       Changes in Securities
              None

Item 3.       Defaults upon Senior Securities
              None

Item 4.       Submission of Matters to a Vote of Security Holders

              (a) On April 22, 1998, the Company held its Annual Meeting of Stockholders.
              (b) At the meeting, John F. Assini, M.D. and Robert A. Schlansker were elected for terms to expire in 2001.
              (c) Stockholders voted on the following matters:


                   (i) The election of the following directors of the Company:

                                                                     Broker
  Votes:                       For              Withheld           Non-Votes
  ------                       ---              --------          ---------
  John F. Assini, M.D.       1,040,093            1,250                --
  Robert A. Schlansker       1,039,884            1,459                --

                   (ii) The approval of the adoption of the Amended and Restated Stock Option and Incentive Plan.


                                                                      Broker
                   Votes:         For        Against    Abstain     Non-Votes
                   ------         ---        -------    -------    ---------
                                 997,483      36,810     7,050          --

                   (iii) The approval and adoption of the Amended and Restated Recognition and Retention Plan.


                                                                      Broker
                   Votes:         For        Against    Abstain     Non-Votes
                   ------         ---        -------    -------    ---------
                                 949,214      85,079     7,050          --

                   (iv) The ratification of the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending December 31, 1998.

                                                                      Broker
                   Votes:         For        Against    Abstain     Non-Votes
                   ------         ---        -------    -------    ---------
                               1,034,949       2,844     3,550          --

Item 5.      Other Information

                  In order to be eligible for inclusion in the Company's proxy materials for next year's Annual Meeting of Stockholders, any stockholder proposal to take action at such meeting must be received at the Company's main office, at 251 - 263 State Street, Schenectady, New York 12305,no later than November 17, 1998. Any such proposal shall be subject to the requirements of the proxy rules adopted under the Securities Exchange Act of 1934, as amended. Otherwise, any stockholder proposal to take action at such meeting must be received at the Company's main office by February 23, 1999; provided, however, that in the event that the date of the annual meeting is before April 2, 1999 or after June 21, 1999, the shareholder proposal must be received not later than the close of business on the later of the 60th day prior to such annual meeting or the tenth day following the day on which notice of the date of the annual meeting was mailed or public announcement of the date of such meeting was first made. All shareholder proposals must also comply with the Company's bylaws and Delaware lw.

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits
                   None

              (b) Reports on Form 8-K

                  On August 5, 1998, Form 8-K was filed in connection with the announced execution of a definitive agreement between SFS Bancorp, Inc, and Cohoes Savings Bank as previously described in Part I Item 2. of the 10-QSB for the quarter ended June 30, 1998.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               SFS BANCORP, INC.
                                                   (Registrant)

DATE:  August 14, 1998                BY:  /s/ Joseph H. Giaquinto
                                           -----------------------
                                           Joseph H. Giaquinto
                                           Chairman of the Board,
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer)


DATE:  August 14, 1998                BY:  /s/ David J. Jurczynski
                                           -----------------------
                                           David J. Jurczynski
                                           Senior Vice President, Treasurer and
                                           Chief Financial Officer
                                           (Principal Financial Officer)