Form 10QSB
period 1998-09-30
SFS BANCORP INC
filed 1998-11-16
CIK 942135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


        For the Quarter ended September 30, 1998 Commission File No. 0-25994


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

                         Yes   [ X ]     No [   ]


Indicate the number of shares of outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                   Number of shares outstanding
     Class of Common Stock                            as of October 31, 1998
     ---------------------                       -------------------------------

     Common Stock, Par $.01                                   1,208,472


Transitional Small Business Disclosure Format (Check One):  Yes  [  ]  No [ X ]

                        SFS BANCORP, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                               SEPTEMBER 30, 1998


INDEX

Part I    FINANCIAL INFORMATION

Item 1.   Interim Financial Statement ..........................................

            Consolidated Statements of Income for the three
            months ended September 30, 1998 and 1997, (Unaudited)...............

            Consolidated Statements of Income for the nine
            months ended September 30, 1998 and 1997, (Unaudited)...............

            Consolidated Statements of Financial Condition as
            of September 30, 1998, (Unaudited) and December 31, 1997............

            Consolidated Statements of Changes in Stockholders' Equity for
            the nine months ended September 30, 1998 and 1997,  (Unaudited).....

            Consolidated Statements of Cash Flows for the nine
            months ended September 30, 1998 and 1997  (Unaudited)...............

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

                               SEPTEMBER 30, 1998



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

                             SFS BANCORP, INC. AND SUBSIDIARY
                            Consolidated Statements of Income
                          (In Thousands, Except Per Share Data)
                                                                      THREE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                        1998       1997
                                                                        (Unaudited)
Interest income:
      Loans ....................................................     $2,717      2,493
      Investment securities ....................................        223        512
      Securities available for sale ............................        160         99
      Federal funds sold and cash deposits .....................         96         37
      Stock in Federal Home Loan Bank ..........................         24         23
                                                                     ------     ------
             Total interest income .............................      3,220      3,164

Interest expense:
      Deposits .................................................      1,767      1,705
                                                                     ------     ------
             Net interest income ...............................      1,453      1,459

Provision for loan losses ......................................         30         30
                                                                     ------     ------
             Net interest income after provision for loan losses      1,423      1,429
                                                                     ------     ------
Noninterest income:
      Other loan charges .......................................         35         28
      Bank fees and service charges ............................         49         38
      Other ....................................................         27         33
                                                                     ------     ------
             Total noninterest income ..........................        111         99
                                                                     ------     ------
Noninterest expense:
      Compensation and employee benefits .......................        669        653
      Advertising and business promotion .......................          6         12
      Office occupancy and equipment expense ...................        154        156
      Federal deposit insurance premiums .......................         23         23
      Other insurance premiums .................................         19         27
      Mortgage servicing fees ..................................          4          8
      Data processing fees .....................................         50         43
      Professional service fees ................................        105         58
      Other ....................................................         68         68
                                                                     ------     ------
             Total noninterest expense .........................      1,098      1,048
                                                                     ------     ------

             Income before taxes ...............................        436        480

Income tax expense .............................................        184        184
                                                                     ------     ------
             Net income ........................................     $  252        296
                                                                     ======     ======
Earnings per share:
     Basic .....................................................     $  .23        .27
                                                                     ======     ======
     Diluted ...................................................     $  .22        .26
                                                                     ======     ======

See accompanying notes to unaudited consolidated interim financial statements.

                             SFS BANCORP, INC. AND SUBSIDIARY
                             Consolidated Statements of Income
                           (In Thousands, Except Per Share Data)


                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER  30,
                                                                         1998       1997
                                                                        ------     ------
                                                                           (Unaudited)
Interest income:
      Loans .......................................................     $8,042      7,188
      Investment securities .......................................        987      1,594
      Securities available for sale ...............................        358        224
      Federal funds sold and cash deposits ........................        151        140
      Stock in Federal Home Loan Bank .............................         73         64
                                                                        ------     ------
             Total interest income ................................      9,611      9,210

Interest expense:
      Deposits ....................................................      5,227      4,892
                                                                        ------     ------
             Net interest income ..................................      4,384      4,318

Provision for loan losses .........................................         90         90
                                                                        ------     ------
             Net interest income after provision for loan losses ..      4,294      4,228
                                                                        ------     ------

Noninterest income:
      Other loan charges ..........................................        116         82
      Bank fees and service charges ...............................        133        120
      Other .......................................................         86         65
                                                                        ------     ------
             Total noninterest income .............................        335        267
                                                                        ------     ------
Noninterest expense:
      Compensation and employee benefits ..........................      1,995      1,983
      Advertising and business promotion ..........................         24         74
      Office occupancy and equipment expense ......................        461        465
      Federal deposit insurance premiums ..........................         69         51
      Other insurance premiums ....................................         55         70
      Mortgage servicing fees .....................................         15         25
      Data processing fees ........................................        144        131
      Professional service fees ...................................        244        179
      Other .......................................................        220        220
                                                                        ------     ------
             Total noninterest expense ............................      3,227      3,198
                                                                        ------     ------
             Income before taxes ..................................      1,402      1,297

Income tax expense ................................................        583        508
                                                                        ------     ------
             Net income ...........................................     $  819        789
                                                                        ======     ======
Earnings per share:
     Basic ........................................................     $  .75        .71
                                                                        ======     ======
     Diluted ......................................................     $  .71        .68
                                                                        ======     ======

See accompanying notes to unaudited consolidated interim financial statements.

                                      SFS BANCORP, INC. AND SUBSIDIARY
                               Consolidated Statements of Financial Condition
                                           (Dollars in Thousands)

                                                                              September 30,   December 31,
                                                                                  1998            1997
                                                                              -------------   ------------
Assets                                                                         (Unaudited)
Cash and due from banks ...................................................     $   1,259          1,876
Federal funds sold ........................................................         6,100            300
                                                                                ---------      ---------
            Total cash and cash equivalents ...............................         7,359          2,176

Securities available for sale, at fair value ..............................        10,126          4,067
Investment securities (estimated fair value of $12,928
    at September 30, 1998 and $29,095 at December 31, 1997) ...............        12,821         28,979
Stock in Federal Home Loan Bank of NY, at cost ............................         1,338          1,338
Loans receivable, net .....................................................       140,482        133,786
Accrued interest receivable ...............................................         1,064          1,130
Premises and equipment, net ...............................................         2,133          2,242
Real estate owned .........................................................           151            111
Prepaid expenses and other asset ..........................................           770            599
                                                                                ---------      ---------
    Total Assets ..........................................................     $ 176,244        174,428
                                                                                =========        =======

Liabilities and Stockholders' Equity
Liabilities:
    Due to depositors:
          Non-interest bearing deposits ...................................     $   2,739          2,265
          Savings and interest bearing demand deposits ....................        53,716         53,463
          Time deposit accounts ...........................................        95,358         94,741
                                                                                ---------      ---------
                   Total Deposits .........................................       151,813        150,469

     Advance payments by borrowers for property taxes and insurance .......           818          1,281
     Accrued expenses and other liabilities ...............................         1,469          1,247
                                                                                ---------      ---------
                   Total Liabilities ......................................       154,100        152,997
                                                                                ---------      ---------
Stockholders' Equity:
   Preferred stock, $.01 par value.  Authorized 500,000 shares; none issued          --             --
     Common stock, $.01 par value. Authorized 2,500,000 shares; 1,495,000
     shares issued at September 30, 1998 and December 31, 1997 ............            15             15
     Additional paid-in capital ...........................................        14,411         14,365
     Retained earnings, substantially restricted ..........................        12,950         12,422
   Common stock acquired by :
     Employee stock ownership plan ("ESOP") (83,720 shares) ...............          (837)          (837)
     Recognition and retention plan  ("RRP") (32,530 shares) ..............          (352)          (455)
      Treasury stock, at cost (286,528 shares at September 30, 1998 and
              December 31, 1997) ..........................................        (4,089)        (4,089)
   Accumulated other comprehensive income .................................            46             10
                                                                                ---------      ---------
                  Total Stockholders' Equity ..............................        22,144         21,431
                                                                                ---------      ---------
                    Total Liabilities and Stockholders' Equity ............     $ 176,244        174,428
                                                                                =========      =========

See accompanying notes to unaudited consolidated interim financial statements.

                                             SFS BANCORP, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                (In Thousands) (Unaudited)
                                                                                                    Common        Common
                                                    Additional                                       Stock         Stock
                                       Common        Paid-in        Retained       Treasury        Acquired      Acquired
                                        Stock        Capital        Earnings         Stock          By ESOP        By RRP
                                      -------        ------         ------         ------           ----           ----
Nine Months Ended
September 30, 1998
Balance at December 31, 1997 ...       $    15        14,365         12,422         (4,089)          (837)          (455)

Comprehensive income:
  Net income ...................            --            --            819             --             --             --
  Other comprehensive income,
  net of tax:
    Unrealized net holding gains
        arising during the year
        (pre-tax $60) ..........            --            --             --             --             --             --
Comprehensive income ...........

Amortization of unearned RRP
   compensation ................            --            --             --             --             --            103

Cash dividends  declared .......            --            --           (291)            --             --             --

Tax benefit related to vested
      RRP shares ...............            --            46            --             --             --              --
                                       -------        ------         ------         ------           ----           ----
Balance at September 30, 1998 ..       $    15        14,411         12,950         (4,089)          (837)          (352)
                                       =======        ======         ======         ======           ====           ====
Nine Months Ended
September 30, 1997
Balance at December 31, 1996....       $    15        14,260         11,687         (2,840)          (957)          (540)

Comprehensive income:
  Net income ...................            --            --            789             --             --             --
  Other comprehensive income,
  net of tax:
    Unrealized net holding gains
    arising during the period
    (pre-tax $17) ..............            --            --             --             --             --             --
Comprehensive income ...........

Amortization of unearned RRP
   compensation ................            --            --             --             --             --            195

Cash dividends  declared .......            --            --           (249)            --             --             --

Exercise of stock options ......            --            --             --             94             --             --

Purchase of  Treasury shares ...            --            --             --           (794)            --             --
                                       -------        ------         ------         ------           ----           ----
Balance at September 30, 1997 ..       $    15        14,260         12,227         (3,540)          (957)          (345)
                                       =======        ======         ======         ======           ====           ====

                        SFS BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (In Thousands) (Unaudited)

                                     Accumulated
                                        Other
                                     Comprehensive   Comprehensive
                                        Income           Income           Total
                                     -------------   --------------    --------
Balance at December 31, 1997 ....             10                         21,431

Comprehensive income:
  Net income ....................             --       $    819             819
  Other comprehensive income,
  net of tax:
    Unrealized net holding gains
        arising during the year
        (pre-tax $60) ...........             36             36              36
                                                       --------
Comprehensive income ............                      $    855
                                                       ========

Amortization of unearned RRP
   compensation .................             --                            103

Cash dividends  declared ........             --                           (291)

Tax benefit related to vested
      RRP shares ................             --                             46
                                        --------                       --------
Balance at September 30, 1998 ...             46                         22,144
                                        ========                       ========
Nine Months Ended
September 30, 1997
Balance at December 31, 1996 .....            46                         21,671

Comprehensive income:
  Net income ....................             --       $    789             789
  Other comprehensive income,
  net of tax:
    Unrealized net holding gains
    arising during the period
    (pre-tax $17) ...............             10             10              10
                                                       --------
Comprehensive income ............                      $    799
                                                       ========
Amortization of unearned RRP
   compensation .................             --                            195

Cash dividends  declared ........             --                           (249)

Exercise of stock options .......             --                             94

Purchase of  Treasury shares ....             --                           (794)
                                        --------                       --------
Balance at September 30, 1997.....            56                         21,716
                                        ========                       ========

See accompanying notes to unaudited consolidated interim financial statements.

                                       SFS BANCORP, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (In Thousands)
                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                    ------------------------
                                                                                      1998            1997
                                                                                    --------        --------
                                                                                           (Unaudited)
Increase (decrease) in cash and cash equivalents:
    Reconciliation of net income to net cash provided
         by operating activities:
         Net income ..........................................................       $    819             789
         Adjustments to reconcile net income to
            net cash provided by operating activities:
            Depreciation and amortization ....................................            152             140
            Net accretion on investment securities ...........................            (74)            (38)
            Net accretion on securities available for sale ...................             (1)             --
            Amortization of unearned RRP compensation ........................            103             195
            Provision for loan losses ........................................             90              90
            Loss on sale of real estate owned ................................             --               3
            Decrease in accrued interest receivable ..........................             66              77
            Increase in prepaid expense and other assets .....................           (171)            (20)
            Increase in accrued expense and other liabilities ................            244             231
                                                                                     --------        --------
                   Total adjustments .........................................            409             678
                                                                                     --------        --------
                 Net cash provided by operating activities ...................          1,228           1,467
                                                                                     --------        --------
Cash flows from investing activities:
    Proceeds from maturity/paydown of investment securities ..................         10,927           4,501
    Proceeds from maturity/paydown of securities available for sale ..........          2,000           2,000
    Purchase of investment securities ........................................           --            (1,700)
    Purchase of securities available for sale ................................         (7,998)         (4,050)
    Purchase of Federal Home Loan Bank Stock .................................           --              (123)
    Principal repayments on mortgage-backed securities .......................          5,305           2,416
    Net increase in loans receivable .........................................         (4,839)         (7,340)
    Purchase of loans receivable .............................................         (2,014)         (3,110)
    Capital expenditures, net of disposals ...................................            (43)           (462)
    Proceeds from the sale of real estate owned ..............................             27             102
                                                                                     --------        --------
         Net cash provided (used) by investing activities ....................          3,365          (7,766)
                                                                                     --------        --------
Cash flows from financing activities:
    Net increase in deposits .................................................          1,344           9,238
    Net decrease in advance payments by borrowers for
         property taxes and insurance ........................................           (463)           (309)
    Proceeds upon exercise of common stock options ...........................           --                94
    Dividends paid ...........................................................           (291)           (249)
    Purchase of Treasury stock ...............................................           --              (794)
                                                                                     --------        --------
         Net cash provided by financing activities ...........................            590           7,980
                                                                                     --------        --------
         Net increase in cash and cash equivalents ...........................          5,183           1,681
    Cash and cash equivalents at beginning of period .........................          2,176           2,896
                                                                                     --------        --------
    Cash and cash equivalents at end of period ...............................       $  7,359           4,577
                                                                                     ========        ========

                                       SFS BANCORP, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (In Thousands)
                                                 (continued)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                    ------------------------
                                                                                      1998            1997
                                                                                    --------        --------
                                                                                           (Unaudited)
Supplemental  disclosures of cash flow information:
Cash paid during the period for:
         Interest paid .......................................................       $  5,241           4,892
                                                                                     ========        ========
         Taxes paid ..........................................................       $    624             371
                                                                                     ========        ========
    Transfer of loans to other real estate owned .............................       $     67              38
                                                                                     ========        ========
    Net unrealized gain on securities available for sale, net of taxes .......       $     36              10
                                                                                     ========        ========

    Deferred tax expense on unrealized gain
         on securities available for sale ....................................       $    (24)             (7)
                                                                                     ========        ========
    Deferred tax benefit related to vested RRP shares ........................       $     46            --
                                                                                     ========        ========

See accompanying notes to unaudited consolidated interim financial statements

                        SFS BANCORP, INC. AND SUBSIDIARY
          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 1.  Presentation of Financial Information

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related management's discussion and analysis of financial condition and results of operations filed with the 1997 Form 10-KSB of SFS Bancorp, Inc. and Subsidiary (the "Company"). Amounts in prior periods' unaudited consolidated interim financial statements are reclassified whenever necessary to conform to the current periods' presentation. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1998.

The unaudited consolidated interim financial statements include the accounts of SFS Bancorp, Inc. (the "Holding Company") and its wholly owned subsidiary, Schenectady Federal Savings Bank and subsidiary (the "Bank").


NOTE 2.  Earnings Per Share

The following is a reconciliation of the numerators and denominators for the basic and diluted earnings per share (EPS) calculations for the three and nine month periods ended September 30, 1998 and 1997.


Three Months Ended September 30:
(in thousands except share and per share information)

                                                                     1998
                                                  ------------------------------------------
                                                                   Weighted        Per Share
                                                  Net Income    Average Shares       Amount
                                                  ----------    --------------      --------
Basic EPS ................................        $     252        1,092,222        $   0.23
                                                                                    ========
Dilutive effect of potential common shares
   related to stock based compensation ...             --             65,698
                                                  ---------        ---------
Diluted EPS ..............................        $     252        1,157,920        $   0.22
                                                  =========        =========        ========

                                                                     1997
                                                  ------------------------------------------
                                                                   Weighted        Per Share
                                                  Net Income    Average Shares       Amount
                                                  ----------    --------------      --------
Basic EPS                                         $     296        1,101,492        $   0.27
                                                                                    ========
Dilutive effect of potential common shares
   related to stock based compensation                   --           50,227
                                                  ---------        ---------
Diluted EPS                                       $     296        1,151,719        $   0.26
                                                  =========        =========        ========
Nine Months Ended September 30:
(in thousands except share and per share information)

                                                                     1998
                                                  ------------------------------------------
                                                                   Weighted        Per Share
                                                  Net Income    Average Shares       Amount
                                                  ----------    --------------      --------
Basic EPS                                         $     819        1,091,719        $   0.75
                                                                                    ========
Dilutive effect of potential common shares
   related to stock based compensation                   --           62,691
                                                  ---------        ---------
Diluted EPS                                       $     819        1,154,410        $    0.71
                                                  ==========      ==========        =========

                                                                     1997
                                                  ------------------------------------------
                                                                   Weighted        Per Share
                                                  Net Income    Average Shares       Amount
                                                  ----------    --------------      --------
Basic EPS                                         $     789        1,117,656        $    0.71
                                                                                    =========
Dilutive effect of potential common shares
   related to stock based compensation                   --           37,482
                                                  ---------        ---------
Diluted EPS                                       $     789        1,155,139        $    0.68
                                                  =========        =========        =========

NOTE 3.  Comprehensive Income

On January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains or losses on securities available for sale for the period. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale as of the balance sheet dates. Comprehensive income for the three month periods ended September 30, 1998 and 1997 was $292,000 and $309,000, respectively.


NOTE 4.  Proposed Merger

On October 23, 1998, SFS Bancorp, Inc. and Cohoes Savings Bank (Cohoes) announced the mutual termination of the definitive agreement entered into on July 31, 1998, pursuant to which the Company was to merge into a newly-formed holding company of Cohoes to be organized in connection with Cohoes' conversion from a mutual to a stock institution. Cohoes had advised the Company that due to the recent significant decline in the market values of publicly held thrift institutions and institutions undertaking mutual-to-stock conversions, and regulatory concerns regarding the pricing of the transaction, the transaction was no longer feasible. Despite the best efforts of both parties, revised terms acceptable to everyone could not be agreed upon. Pursuant to the definitive agreement, Cohoes has paid SFS Bancorp, Inc. a termination fee of $2 million.

                        SFS BANCORP, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                               SEPTEMBER 30, 1998

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

On October 23, 1998, SFS Bancorp, Inc. and Cohoes Savings Bank ("Cohoes") jointly announced the execution of a Termination Agreement dated October 23, 1998 (the "Termination Agreement"), which terminated the definitive agreement dated as of July 31, 1998 by and between the Company and Cohoes (the "Merger Agreement"). Under the terms of the Merger Agreement, the Company was to have merged into a newly-formed holding company of Cohoes to be organized in connection with Cohoes' conversion from a mutual to a stock institution (the "Merger"). The Merger was terminated after Cohoes determined that due to the recent significant decline in the market values of publicly held thrift institutions, including institutions undertaking mutual-to-stock conversions, and regulatory concerns regarding the amount of stock that SFS Bancorp, Inc. shareholders would receive in the Merger, that the Merger was no longer feasible and could adversely affect the Cohoes conversion. Pursuant to the Termination Agreement, Cohoes has paid the Company a termination fee of $2 million.

The Bank operates as a thrift institution with the principal business being the solicitation of deposits from the general public; these deposits, together with funds generated from operations, are invested primarily in single-family, owner occupied adjustable-rate mortgage loans. The Bank is a member of the Federal Home Loan Bank of New York ("FHLB") and is subject to certain regulations of the Board of Governors of the Federal Reserve System with respect to reserves required to be maintained against deposits and certain other matters. The Bank's deposit accounts are insured by the Savings Association Insurance Fund ("SAIF"), as administered by the Federal Deposit Insurance Corporation ("FDIC"), up to the maximum amount permitted by law. The Bank is subject to regulation by the Office of Thrift Supervision ("OTS"). The Bank conducts its business through a four branch network located in Schenectady County situated in eastern upstate New York. The Bank's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its loan and mortgage-backed securities portfolios, investment securities and securities available for sale portfolios and other earning assets, and its cost of funds, consisting of the interest paid on its deposits. The Bank's operating results are also impacted to a lesser extent by the provision for loan losses and by gains and losses on the sale of its securities available for sale portfolio and other noninterest income. The Bank's operating expenses principally consist of compensation and employee benefits, occupancy expense and other general and administrative expenses. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of the regulatory authorities.

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

          the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company and its banking subsidiary must comply, the cost of such compliance and the potential material adverse effect if the Company or its banking subsidiary were not in substantial compliance either currently or in the future as applicable;

          the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or changes in the Company's organization, compensation and benefit plans;

          the effect on the Company's competitive position within its market area of increasing consolidation within the banking industry and increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services;

          the effect of unforeseen changes in interest rates; and

          the effect of changes in business cycles and downturns in the local, regional, or national economies.

LIQUIDITY AND CAPITAL RESOURCES

The Company's most liquid assets are cash and cash equivalents and available for sale securities. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. Cash and cash equivalents of $2.2 million at December 31, 1997, increased $5.2 million to $7.4 million at September 30, 1998 as a result of an increase in federal funds sold. Securities available for sale increased $6.1 million from December 31, 1997 to $10.1 million at September 30, 1998 primarily as a result of management's intention to provide greater flexibility in the overll management of the investment securities portfolio. The Company's primary sources of funds are deposits and principal and interest payments on its loan and securities portfolios. While maturities and scheduled amortization of loans and securities are, in general, a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS Regulations. This requirement, which may vary at the direction of the OTS depending on economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio of liquid assets to deposits and short-term borrowings is currently 4%. The Bank's liquidity ratio was 20.84% and 20.21% at September 30, 1998 and December 31, 1997, respectively.

The Company's cash flows are comprised of three classifications: cash flows from operating activities; cash flows from investing activities; and cash flows from financing activities. Net cash flows provided by operating activities, consisting primarily of net income was $1.2 million and $1.5 million for the nine months ended September 30, 1998 and 1997, respectively. Net cash used by investing activities, consisting primarily of disbursements for the origination and purchase of loans and the acquisition of securities available for sale partially offset by principal collections on loans and mortgage-backed securities and by proceeds from the maturity of investment securities, was $7.8 million for the nine months ended September 30, 1997. Net cash of $3.4 million was provided by investing activities for the nine months ended September 30, 1998 primarily due to proceeds from the maturity, call and paydown of investment securities and mortgage-backed securities partially offset by an increase in the purchase of securities available for sale. Net cash provided by financing activities for the nine months ended September 30, 1998 of $590,000 consisted primarily of a $1.3 million net increase in deposit accounts during the period offset by the payment of dividends. Net cash provided by financing activities, consisting primarily of a $9.2 million net increase in deposit accounts during the period offset by the purchase of treasury stock and payment of dividends, was $8.0 million for the nine months ended September 30, 1997.

During the nine month period ended September 30, 1998, the Company did not repurchase any of its shares. During the nine month period ended September 30, 1997 the Company repurchased 47,475 shares. The weighted average price of treasury shares purchased was $16.73 totaling $794,000. The average price paid of $16.73 was approximately 94.8% of the Company's book value per share of $17.64 at September 30, 1997. The Office of Thrift Supervision (OTS) restricts the number of shares which may be repurchased during the three year period following conversion. Generally, only 5% of shares outstanding may be repurchased annually during the first three years following conversion. However, the OTS has allowed additional share repurchases based on extenuating facts and circumstances. As of June 29, 1998, the OTS no longer restricts the amount of shares the Company may elect to repurchase.

At September 30, 1998, the Bank's capital exceeded each of the capital requirements of the OTS. At September 30, 1998, the Bank's tangible and core capital levels were both $20.0 million (11.4% of total adjusted assets) and its risk-based capital level was $20.9 million (22.0% of total risk-weighted assets). The current minimum regulatory capital ratio requirements are 1.5% for tangible capital, 3.0% for core capital and 8.0% for risk-weighted capital.

FINANCIAL CONDITION

Total assets increased $1.8 million (1.0%) to $176.2 million at September 30, 1998 from $174.4 million at December 31, 1997. This increase occurred as loans receivable, net, grew $6.7 million (5.0%) to $140.5 million at September 30, 1998. The growth in the loan portfolio was due to residential mortgage loans. Securities available for sale increased $6.1 million (149.0%) to $10.1 million at September 30, 1998. Federal funds sold increased $5.8 million at September 30, 1998 from $300,000 at December 31, 1997. Offsetting these increases was a decrease in investment securities of $16.2 million (55.8%) to $12.8 million.

At September 30, 1998, total liabilities were $154.1 million representing an increase of $1.1 million (0.7%) from December 31, 1997. The increase was primarily attributable to an increase in deposits. Stockholders' equity increased $713,000 to $22.1 million at September 30, 1998 as compared to $21.4 million at December 31, 1997. Retained earnings increased by $528,000 as a result of net income of the Company for the nine month period ended September 30, 1998, which was partially offset by cash dividends declared.

Nonperforming assets decreased $16,000 (1.1%) to $1.4 million at September 30, 1998. The ratio of nonperforming loans to total loans receivable was .91% at September 30, 1998, compared with 1.00% at December 31, 1997. The ratio of nonperforming assets to total assets was .82% at September 30, 1998 compared with .84% at December 31, 1997.

Loan Receivable, Net

A summary of loans receivable, net at September 30, 1998 and December 31, 1997 is as follows:




                                                     September 30,     December 31,
                                                          1998            1997
                                                        --------        --------
                                                             (In thousands)
Loans secured by real estate:
   Residential:
      Conventional .............................        $110,735         100,277
      Home Equity ..............................          20,498          22,658
      FHA Insured ..............................           2,264           2,772
      VA Guaranteed ............................           1,512           2,028
   Commercial and multi-family .................           5,761           6,130
                                                        --------        --------
                                                         140,770         133,865
Other loans ....................................             709             721
                                                        --------        --------
                                                         141,479         134,586
                                                        --------        --------
Less:
   Unearned discount and net deferred loan fees              105              22
   Allowance for loan losses ...................             891             778
                                                        --------        --------
                                                             996             800
                                                        --------        --------

Loans receivable, net ..........................        $140,482         133,786
                                                        ========        ========

The following table sets forth information with regard to nonperforming assets.

                                                      September 30,      December 31,
                                                            1998             1997
                                                          ------          ------
                                                              (In thousands)

Loans on a nonaccrual status ...................          $1,284           1,328
Loans contractually past due 90 days or
   more and still accruing interest ............               7              19
                                                          ------          ------
      Total nonperforming loans ................           1,291           1,347
Other real estate owned ........................             151             111
                                                          ------          ------
      Total nonperforming assets ...............          $1,442           1,458
                                                          ======          ======

The following table sets forth information with regard to changes in the allowance for loan losses.

                                                           For the nine months
                                                            ended September 30,
                                                           1998            1997
                                                          -----           -----
                                                              (In thousands)
Balance, beginning of period ...................          $ 778             642
Provision charged to operations ................             90              90
Loans charged off ..............................            (21)             (2)
Recoveries on loans previously charged off .....             44              29
                                                          -----           -----

Balance, end of period .........................          $ 891             752
                                                          =====           =====

Average Balance Data, Interest Rates and Interest Differential and Rate/Volume Analysis

The following information regarding average balances and rates earned/paid and the rate/volume analysis is an integral component of the discussion of operating results for the three months and nine months ended September 30, 1998, compared with the corresponding periods of the prior year.

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

                                            SFS BANCORP, INC. AND SUBSIDIARY
                             Average Balance Data, Interest Rates and Interest Differential
                                                 (Dollars in Thousands)


                                                                  THREE MONTHS ENDED SEPTEMBER  30,
                                        --------------------------------------------------------------------------------
                                                           1998                                      1997
                                        -------------------------------------      -------------------------------------

                                           AVERAGE       INTEREST                    AVERAGE        INTEREST
                                         OUTSTANDING      EARNED/      YIELD/      OUTSTANDING      EARNED/       YIELD/
                                           BALANCE         PAID         RATE          BALANCE         PAID         RATE
                                           --------       --------      ----          --------      --------       ----
Interest-earning assets:
      Loans receivable, net (1) .....      $141,788       $  2,717      7.60%         $126,834      $  2,493       7.80%
      Mortgage-backed securities ....        12,604            196      6.17            18,408           292       6.29
      Securities available for sale .        10,134            160      6.26             5,864            99       6.70
      Debt securities ...............         1,435             27      7.46            13,428           220       6.50
      Other interest-earning assets
           including cash equivalents         7,066             96      5.39             2,671            37       5.50
       FHLB stock ...................         1,338             24      7.12             1,338            23       6.82
                                           --------       --------                    --------      --------
Total interest-earning assets .......       174,365          3,220      7.33           168,543         3,164       7.44
                                           --------       --------                    --------      --------

      Savings accounts ..............        36,951            280      3.01            37,306           283       3.01
      Money market accounts .........         7,534             63      3.32             7,712            70       3.60
      Demand and NOW accounts (2) ...        12,194             44      1.43            11,137            42       1.50
      Certificate accounts ..........        96,096          1,369      5.65            91,843         1,301       5.62
      Escrow ........................         2,040             11      2.14             1,736             9       2.06
                                           --------       --------                    --------      --------
Total interest-bearing liabilities ..       154,815          1,767      4.53           149,734         1,705       4.52
                                           --------       --------                    --------      --------

Net interest income .................                     $  1,453                                  $  1,459
                                                          ========                                  ========
Net interest rate spread ............                                   2.80%                                     2.93%
                                                                        ====                                      ====
Net earning assets ..................      $ 19,550                                   $ 18,809
                                           ========                                   ========
Net yield on average
       interest-earning assets ......                                   3.31%                                     3.43%
                                                                        ====                                      ====
Average interest-earning
       assets to average
       interest-bearing liabilities .          1.13                                       1.13
                                               ====                                       ====

(1) Calculated net of deferred loan fees.
(2) Includes noninterest-bearing demand accounts.

                                                 SFS BANCORP, INC. AND SUBSIDIARY
                                  Average Balance Data, Interest Rates and Interest Differential
                                                       (Dollars in Thousands)


                                                                      NINE  MONTHS ENDED SEPTEMBER  30,
                                          --------------------------------------------------------------------------------------
                                                              1998                                         1997
                                          -----------------------------------------      ---------------------------------------
                                              AVERAGE       INTEREST                       AVERAGE        INTEREST
                                           OUTSTANDING      EARNED/          YIELD/      OUTSTANDING      EARNED/         YIELD/
                                             BALANCE          PAID            RATE         BALANCE         PAID            RATE
Interest-earning assets:
      Loans receivable, net (1) .......      $139,037        $ 8,042          7.73%        $122,668      $  7,188          7.83%
      Mortgage-backed securities ......        14,644            682          6.23           19,241           913          6.34
      Securities available for sale ...         7,470            358          6.41            4,560           224          6.57
      Debt securities .................         5,810            305          7.02           14,085           681          6.46
      Other interest-earning assets
           including cash equivalents .         3,775            151          5.35            3,486           140          5.37
      FHLB stock ......................         1,338             73          7.29            1,316            64          6.50
                                             --------       --------                       --------      --------
Total interest-earning assets .........       172,074          9,611          7.47          165,356         9,210          7.45
                                             --------       --------                       --------      --------

Interest-bearing liabilities:
      Savings accounts ................        36,614            824          3.01           37,209           837          3.01
      Money market accounts ...........         7,507            185          3.29            6,962           181          3.48
      Demand and NOW accounts (2) .....        11,425            122          1.43           10,626           120          1.51
      Certificate accounts ............        95,895          4,073          5.68           90,561         3,734          5.51
      Escrow ..........................         1,489             23          2.07            1,255            20          2.13
                                             --------       --------                       --------      --------
Total interest-bearing liabilities ....       152,930          5,227          4.57          146,613         4,892          4.46
                                             --------       --------                       --------      --------

Net interest income ...................                     $  4,384                                     $  4,318
                                                            ========                                     ========
Net interest rate spread ..............                                       2.90%                                        2.99%
                                                                              ====                                         ====

Net earning assets ....................      $ 19,144                                      $ 18,743
                                             ========                                      ========
Net yield on average
       interest-earning assets ........                                       3.41%                                        3.49%
                                                                              ====                                         ====
Average interest-earning
       assets to average
       interest-bearing liabilities ...          1.13                                          1.13
                                                 ====                                          ====

(1) Calculated net of deferred loan fees.
(2) Includes noninterest-bearing demand accounts.


                           SFS BANCORP, INC. AND SUBSIDIARY
                                 RATE VOLUME ANALYSIS
                                   (In Thousands)

                        THREE MONTHS ENDED SEPTEMBER 30, 1998
                                    COMPARED WITH
                        THREE MONTHS ENDED SEPTEMBER 30, 1997




                                                  INCREASE (DECREASE)
                                                         DUE TO
                                                 ----------------------
                                                 VOLUME           RATE          NET
                                                 ------           ----          ---
Interest-earning assets:
  Loans receivable, net .............            $ 285             (61)         224
  Mortgage-backed securities ........              (90)             (6)         (96)
  Securities-available for sale .....               68              (7)          61
  Debt securities ...................             (231)             38         (193)
  Other interest-earning assets .....               60              (1)          59
  FHLB stock ........................                0               1            1
                                                 -----           -----        -----
Total interest-earning assets .......               92             (36)          56
                                                 -----           -----        -----

Interest-bearing liabilities:
  Savings deposits ..................               (3)              0           (3)
  Money market accounts .............               (2)             (5)          (7)
  Demand and NOW deposits ...........                4              (2)           2
  Certificate accounts ..............               61               7           68
  Escrow ............................                2               0            2
                                                 -----           -----        -----
Total interest-bearing liabilities ..            $  62               0           62
                                                 -----           -----        -----

Change in net interest income .......            $  30           $ (36)       $  (6)
                                                 =====           =====        =====


                         NINE MONTHS ENDED SEPTEMBER 30, 1998
                                    COMPARED WITH
                         NINE MONTHS ENDED SEPTEMBER 30, 1997




                                                  INCREASE (DECREASE)
                                                         DUE TO
                                                 ----------------------
                                                 VOLUME           RATE          NET
                                                 ------           ----          ---
Interest-earning assets:
  Loans receivable, net ...................        $ 945           (91)          854
  Mortgage-backed securities ..............         (214)          (17)         (231)
  Securities-available for sale ...........          140            (6)          134
  Debt securities .........................         (440)           64          (376)
  Other interest-earning assets ...........           12            (1)           11
  FHLB stock ..............................            1             8             9
                                                   -----         -----         -----
Total interest-earning assets .............          444           (43)          401
                                                   -----         -----         -----

Interest-bearing liabilities:
  Savings deposits ........................          (13)            0           (13)
  Money market accounts ...................           14            10)            4
  Demand and NOW deposits .................            9            (7)            2
  Certificate accounts ....................          224           115           339
  Escrow ..................................            4            (1)            3
                                                   -----         -----         -----
Total interest-bearing liabilities ........          238            97           335
                                                   =====         =====         =====

Change in net interest income .............        $ 206         $(140)        $  66
                                                   =====         ======        =====

COMPARISONS OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

Net income for the quarter ended September 30, 1998, was $252,000 or $.23 basic earnings per share and $.22 diluted earnings per share. This represents a decrease of $44,000 (14.9%) from the comparable quarter of the prior year. The decrease in net income was primarily a result of a decrease in net interest income and an increase in noninterest expense. These decreases were partially offset by an increase in noninterest income. The provision for loan losses and income tax expense was consistent with the same quarter a year ago. The annualized return on average assets ("ROA") for the current quarter amounted to
 .57% compared with .68% for the comparable quarter a year ago. The annualized return on average equity ("ROE") was 4.66% (on average equity of $21.6 million) compared with 5.59% (on average equity of $21.2 million) a year earlier.

Interest income for the three months ended September 30, 1998, totaled $3.2 million, an increase of $56,000 (1.8%) from 1997's third quarter. The primary reason for the increase was the fact that average loans, which are the Company's highest yielding assets, increased as a percentage of total interest-earning assets from 75.3% during the third quarter 1997 to 81.3% for the same period in 1998. The interest income on loans increased $224,000 (9.0%) as a result of a $15.0 million (11.8%) increase in the average balance invested offset by a 20 basis point decrease in average rates earned. Other factors affecting interest income were a decrease in interest earned on investment securities which decreased $289,000 (56.4%) as a result of the combined effect of a $17.8 million (55.9%) decrease in the average balance invested and an 8 basis point decrease in average rates earned. Interest income on securities available for sale increased $61,000 (61.6%) as a result of an increase of $4.3 million (72.8%) in the average invested balance offset by a decrease of 44 basis points in average rates earned. The Company has classified recent security purchases as available for sale in an effort to provide management with the opportunity to maximize the return of the securities portfolio. Earnings on other interest earning assets, primarily federal funds sold, increased $59,000 (159.5%) as a result of a $4.4 million (164.6%) increase in the average invested balance offset by an 11 basis point decrease in the average rate earned.

Interest expense for the quarter ended September 30, 1998, amounted to $1.8 million, $62,000 (3.6%) greater than the corresponding quarter of the prior year. The increase occurred as a result of a $5.1 million (3.4%) increase in average interest bearing liabilities to $154.8 million combined with a one basis point increase in average rates paid to 4.53%. The mix within the deposit structure changed as the average balances grew in certificate accounts by $4.3 million (4.6%) and in money market accounts and demand and NOW accounts by $879,000 (4.7%). Average savings account balance declined $355,000 (1.0%). The increase in average rates paid on certificate accounts of 3 basis points to 5.65% was a reflection of general interest rates and a competitive environment that prevailed during the third quarter of 1998 compared with 1997.

Net interest income for the three months ended September 30, 1998 totaled $1.5 million, $6,000 (0.4%) less than the comparable quarter a year ago. The interest rate spread decreased 13 basis points to 2.80% for the quarter ended September 30, 1998. The net interest margin for the most recent quarter of 3.31% was 12 basis points less than the comparable quarter a year ago.

Provision for Loan Losses

The provision for loan losses amounted to $30,000 for the quarters ended September 30, 1998 and 1997. The Bank utilizes the provision for loan losses to maintain an allowance for loan losses that it deems appropriate to provide for known and inherent risks in its loan portfolio. In determining the adequacy of its allowance for loan losses, management takes into account the current status of the Bank's loan portfolio and changes in appraised values of collateral as well as general economic conditions. As of September 30, 1998, the Bank's allowance for loan losses totaled $891,000 (0.63% of total gross loans and 69.0% of nonperforming loans) compared with $778,000 (0.58% of total gross loans and 57.8% of nonperforming loans) at December 31, 1997.

Noninterest Income

Noninterest income amounted to $111,000 for the three months ended September 30, 1998 compared to $99,000 for the three months ended September 30, 1997. The increase was primarily attributable to increased penalties on the early withdrawal of certificate of deposit accounts totalling $9,000 (430.7%) to $11,000 combined with an increase in other loan charges of $7,000 (25.0%) to $35,000.

Noninterest Expense

Noninterest expense increased $50,000 (4.8%) to $1.1 million for the three months ended September 30, 1998, as compared with the same period in 1997. Compensation and employee benefits increased $16,000 (2.5%) between the respective quarters. The increase was due in part to annual merit increases, and increased employee benefits partially due to increases in the employee stock ownership plan partially offset by a reduction in the average number of employees. Professional service fees increased $47,000 (81.0%) to $105,000 primarily attributable to expenses associated with recent merger negotiations. Other insurance premiums decreased $8,000 (29.6%) to $19,000 as a result of reduced premiums on certain policies put out to competitive bid prior to renewal. Data processing fees increased $7,000 (16.3%) due in part to incremental expenses related to the Bank's efforts to comply with the Year 2000 data processing issue. Advertising and business promotion, office occupancy and equipment expense, federal deposit insurance premiums, mortgage servicing fees and other noninterest expense remained relatively the same for the quarters ended September 30, 1998 and September 30, 1997.

Income Tax Expense

Income tax expense totaled $184,000 for the three months ended September 30, 1998 and 1997. The effective tax rate for the three months ended September 30, 1998 was 42.2% compared to 38.3% for the same period a year ago. The increase in effective tax rate was primarily attributable to an increase in the nondeductible portion of the compensation expense of the Company's Employee Stock Ownership Plan.

COMPARISONS OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTMEBER 30, 1998 WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

Net income for the nine months ended September 30, 1998, was $819,000 or $.75 basic earnings per share and $.71 diluted earnings per share. This represents an increase of $30,000 (3.8%) from the comparable period of the prior year. The increase in net income was primarily a result of increases in net interest income and noninterest income, partially offset by increases in noninterest expense and income tax expense. The provision for loan losses and income tax was consistent with the same period a year ago. The annualized return on average assets ("ROA") for the first nine months of 1998 and 1997 amounted to .62%. The annualized return on average equity ("ROE") was 5.11% (on average equity of $21.4 million) compared with 4.94% (on average equity of $21.3 million) a year earlier.

Interest  income for the nine months  ended  September  30,  1998,  totaled $9.6 million, an increase of $401,000 (4.4%) from 1997's first nine months. The primary reason for the increase was the fact that average loans, which are the Company's highest yielding assets, increased as a percentage of total interest-earning assets from 74.2% during the first nine months of 1997 to 80.8% for the same period in 1998. Interest on loans increased $854,000 (11.9%) as a result of a $16.4 million (13.3%) increase in the average balance invested offset by a 10 basis point decrease in average rates earned. Interest earned on mortgage-backed securities decreased $231,000 (25.3%) as a result of the combined effect of a $4.6 million (23.9%) decrease in the average balance invested and an 11 basis point decrease in average rates earned. Interest income on securities available for sale increased $134,000 (59.8%) as a result of an increase of $2.9 million (63.8%) in the average invested balance offset by a decrease of 9 basis points in average rates earned. Interest income on debt securities decreased $376,000 (55.2%) as a result of a decrease in average invested balances of $8.3 million (58.7%) offset by an increase in rates earned of 56 basis points. Earnings on other interest earning assets, primarily federal funds sold, increased $11,000 (7.9%) as a result of a $286,000 (8.3%) increase in the average invested balance offset by a 2 basis point decrease in the average rate earned.

Interest expense for the nine months ended September 30, 1998, amounted to $5.2 million, $335,000 (6.8%) greater than the corresponding period of the prior year. The increase occurred as a result of a $6.3 million (4.3%) increase in average interest bearing liabilities to $152.9 million combined with an 11 basis point increase in average rates paid to 4.57%. The mix within the deposit structure changed as the average balances grew in certificate accounts by $5.3 million (5.9%) and in money market accounts and demand and NOW accounts by $1.3 million (7.6%). Average savings account balance declined $595,000 (1.6%). The increase in average rates paid on certificate accounts of 17 basis points to 5.68% was a reflection of general interest rates and a competitive environment that prevailed during the first nine months of 1998 compared with 1997.

Net interest income for the nine months ended September 30, 1998 totaled $4.4 million, $66,000 (1.5%) greater than the comparable period a year ago.Net earning assets increased $401,000 (2.1%) during the first nine months of 1998 from the comparagle 1997 period. The interest rate spread decreased 9 basis points to 2.90% for the nine months ended September 30, 1998. The net interest margin for the nine months ended September 30, 1998 was 3.41% which was 8 basis points less than the comparable period a year ago.

Provision for Loan Losses

For the nine months ended September 30, 1998 and 1997, the provision for loan losses totaled $90,000. See "Provision for Loan Losses" at page 18.

Noninterest Income

Noninterest income amounted to $335,000 for the nine months ended September 30, 1998 compared to $267,000 for the nine months ended September 30, 1997. The increase was primarily attributable to increased sales production in non-deposit insurance products by the Bank's subsidiary which resulted in an increase of $26,000 (95.4%) in revenue over the same period a year ago, as well as an increase in other loan charges of $34,000 (41.5%) to $116,000. Bank service fees increased $13,000 (10.8%) to $133,000 due in part to an increase in the fees associated with an increase in volume of ATM transactions and in transaction-related deposit accounts.

Noninterest Expense

Noninterest expense increased $29,000 (0.9%) to $3.2 million for the nine months ended September 30, 1998, as compared with the same period in 1997. Advertising and business promotion decreased $50,000 (67.6%) to $24,000 resulting primarily from decreased advertising in relation to the new branch opening in the latter part of the first quarter in 1997. FDIC premiums increased $18,000 (35.3%) to $69,000 as a result of the SAIF insurance premium refunded the Bank in the first quarter of 1997 which had been paid in the fourth quarter of 1996 subsequent to the capitalization of SAIF. Other insurance premiums decreased $15,000 (21.4%) to $55,000 as a result of reduced premiums on certain policies put out to competitive bid prior to renewal. Professional service fees increased $65,000 (36.3%) due in part to the amendment of certain incentive benefit plans which were presented to shareholders in the Company's 1998 annual meeting held in the second quarter and to expenses associated with recent merger negotiations. Data processing fees increased $13,000 (9.9%) due in part to incremental expenses related to the Bank's efforts to comply with the Year 2000 data processing issue. Compensation and employee benefits, office occupancy and equipment expense, mortgage servicing fees and other noninterest expense remained relatively the same for the nine months ended September 30, 1998 and September 30, 1997.

Income Tax Expense

Income tax expense totaled $583,000 and $508,000 for the nine months ended September 30, 1998 and 1997, respectively. The increase in income tax expense was primarily attributable to the $105,000 (8.1%) increase in income before taxes to $1.4 million for the nine months ended September 30, 1998. The effective tax rate for the nine months ended September 30, 1998 was 41.6% compared to 39.2% for the same period a year ago. The increase was primarily attributable to an increase in the nondeductible portion of the compensation expense of the Company's Employee Stock Ownership Plan.

Impact of New Accounting Standards

In February 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," (Statement 132), which amends the disclosure requirements for Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," (Statement 87), Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination of Benefits," (Statement 88), and Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," (Statement 106). Statement 132 standardizes the disclosure requirements of Statement 87 and Statement 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. This Statement is applicable to all entities and addresses disclosure only. The Statement does not change any of the measurement or recognition provisions provided for in Statements 87, 88, or 106. The Statement is effective for fiscal years beginning after December 15, 1997. Management anticipates providing the required disclosures in the December 31, 1998 consolidated financial statements.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently evaluating the impact of this Statement on the Company's consolidated financial statements.

Year 2000 Issue

General. The Year 2000 ("Y2K") issue confronting the Company and its suppliers, customers, customers' suppliers and competitors centers on the inability of computer systems to recognize the year 2000. Many existing computer programs and systems originally were programmed with six digit dates that provided only two digits to identify the calendar year in the date field. With the impending new millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000.

Financial institution regulators recently have increased their focus upon Y2K compliance issues and have issued guidance concerning the responsibilities of senior management and directors. The Federal Financial Institutions Examination Council ("FFIEC") has issued several interagency statements on Y2K Project Management Awareness. These statements require financial institutions to, among other things, examine the Y2K implications of their reliance on vendors and with respect to data exchange and the potential impact of the Y2K issue on their customers, suppliers and borrowers. These statements also require each federally regulated financial institution to survey its exposure, measure its risk and prepare a plan to address the Y2K issue. In addition, the federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as the Bank, to assure resolution of any Y2K problems. The federal banking agencies have assessed that Y2K testing and certification is a key safety and soundness issue in conjunction with regulatory exams and, thus, that an institution's failure to address appropriately the Y2K issue could result in supervisory action, including the reduction of the institution's supervisory ratings, the denial of applications for approval of mergers or acquisitions or the imposition of civil money penalties.

Risks. Like most financial services providers, the Company and its operations may be significantly affected by the Y2K issue due to its dependence on technology and date-sensitive data. Computer software and hardware and other equipment, both within and outside the Company's direct control, and third parties with whom the Company electronically or operationally interfaces (including without limitation its customers and third party vendors) are likely to be affected. If computer systems are not modified in order to be able to identify the year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on date field information, such as interest, payment or due dates and other operating functions, could generate results which are significantly misstated, and the Company could experience an inability to process transactions, prepare statements or engage in similar normal business activities. Likewise, under certain circumstances, a failure to adequately address the Y2K issue could adversely affect the viability of the Company's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Y2K issue could result in a significant adverse impact on the Company's operations and, in turn, its financial condition and results of operations.


State of Readiness. During May 1998, the Company formally approved its plan to address the Y2K issue. Since that time the Company has taken the following steps:

     Established senior management advisory and review responsibilities; Completed a Company-wide inventory of applications and system software; Implemented a tracking database for applications and vendor software created by regulators;
     Developed compliance plans and schedules for all lines of business;
     Begun computer application testing;
     Initiated vendor compliance verification;
     Contacted all vendors with whom the Company  interacts  to determine  their state of readiness;
     Modified loan documents to include  requirements  for Y2K compliance by all commercial customers;
     Begun awareness and education  activities  for employees  through  existing internal communication channels; and
     Developed a process to respond to customer inquires as well as help educate customers on the Y2K issue.

The following paragraphs summarize the phases of the Company's Y2K plan:

Awareness Phase. The Company formally established a Y2K plan headed by a senior manager, and a Y2K committee was assembled for management of the project. The project committee created a plan of action that includes milestones, budget estimates, strategies, and methodologies to track and report the status of the project. Members of the project committee also attended conferences and information sharing sessions to gain more insight into the Y2K issue and potential strategies for addressing it. This phase is substantially complete.

Assessment Phase. The Company's strategies were further developed with respect to how the objectives of the Y2K plan would be achieved, and a Y2K business risk assessment was made to quantify the extent of the Company's Y2K exposure. A corporate inventory (which is periodically updated as new technology is acquired and as systems progress through subsequent phases) was developed to identify and monitor Y2K readiness for information systems (hardware, software, utilities, and vendors) as well as environmental systems (security systems, facilities, etc.). Systems were prioritized based on business impact and available alternatives. Mission critical systems supplied by vendors were researched to determine Y2K readiness. If Y2K-ready versions were not available, the Company began identifying functional replacements which were either upgradeable to currently Y2K-ready, and a formal plan was developed to repair, upgrade or replace all mission critical systems. This phase is substantially complete.

Beginning in 1997 and throughout 1998, the Company began Y2K evaluation of all commercial borrowers at the time of the annual review of their loans. All commercial customers were evaluated for Y2K exposure by the Internal Loan Review Committee using a questionnaire developed by the Company's Y2K committee and an assessment as to the borrower's reliance on data processing and the risk to the overall viability of the business. As part of the current credit approval process, all new and renewed loans are evaluated for Y2K risk. While the Company will continue to monitor the progress being made by its commercial customers in addressing their own Y2K issues, to date the Company is generally satisfied with customers' responses and their progress in addressing their Y2K risk. The Company's primary assets are residential mortgage loans which have been assessed with minimal risk as it relates to Y2K and the impact on the creditworthiness of these loans individually or as a whole.

Conversion/Renovation Phase. The Company's corporate inventory revealed that upgrades are available for all vendor supplied mission critical systems except for the Company's accounting general ledger system. The majority of these Y2K-ready versions have been delivered and placed into production and have entered the validation process. The accounting general ledger system has been identified as the only mission critical system whereby a Y2K-ready upgrade has not yet been received. The vendor has projected December 31, 1998 as the release date for the Y2K-ready version of the accounting general ledger application.

Validation/Implementation Phase. This phase is designed to test the ability of hardware and software to accurately process date sensitive data. The Company currently is in the process of validation testing of each mission critical system (except for the accounting general ledger system). The Company's Y2K test environment, periodically supplied by its service bureau data center, is virtually insulated from production and development environments. The Company has reassigned internal personnel responsibilities in anticipation of the increased work efforts and has increased staff to support normal business activities. The Company's validation phase is expected to be completed by December 31, 1998 for all mission critical systems except for the accounting general ledger system which will undergo validation testing in the first quarter of 1999. During the validation testing process to date, no significant Y2K problems have been identified relating to any modified or upgraded mission critical systems.

The Company's plan calls for completing Y2K-ready systems and placing them into production by March 31, 1999. Y2K-ready modified or upgraded versions have been installed and placed into production with respect to all mission critical systems with the exception of the Company's accounting general ledger system to which software upgrades are expected to be completed by December 31, 1998.

Company's Resources Invested. The Company's Y2K committee has been assigned the task of ensuring that all systems across the Company are identified, analyzed for Y2K compliance, corrected if necessary, tested, and changes put into service. The Y2K committee members represent all functional areas of the
Company, including retail banking, data processing, loan administration, accounting, operations, compliance, internal audit, human resources, and marketing. The committee is headed by a senior vice president who reports directly to the Company's chief executive officer. The Company's Board of Directors oversees the Y2K plan and provides guidance and resources to the project committee. The Board is updated periodically as to the progress of the committee.

The Company is expensing all costs associated with required system changes as those projects are incurred, and such costs are being funded through operating cash flow. The cost of the Y2K conversion project, exclusive of internal costs, is estimated to be approximately $100,000. Expenses of approximately $9,000 were incurred and expensed by the Company through September 30, 1998. The Company does not expect significant increases in future data processing costs related to Y2K compliance above the aforementioned estimate.

Contingency Plans. Virtually all the Company's mission critical systems are dependent on third party vendors or service providers. Therefore, contingency plans include selecting a new vendor or service provider and converting to their system. In the event a current vendor's system fails during validation testing and it is determined that the vendor is unable or unwilling to correct the failure, the Company will convert to a new system from a list of prospective vendors. In each case, realistic trigger dates have been established to allow for orderly and successful conversion. A formal contingency plan will be presented to the Board of Directors by December 31, 1998 for approval.

                        SFS BANCORP, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                               SEPTEMBER 30, 1998


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

Item 2.       Changes in Securities
              None

Item 3.       Defaults upon Senior Securities
              None

Item 4.       Submission of Matters to a Vote of Security Holders
              None

Item 5.       Other Information
              In order to be eligible for inclusion in the Company's proxy materials for next year's Annual Meeting of Stockholders, any stockholder proposal to take action at such meeting must be received at the Company's main office, at 251 - 263 State Street, Schenectady, New York 12305, no later than November 17, 1998. Any such proposal shall be subject to the requirements of the proxy rules adopted under the Securities Exchange Act of 1934, as amended. Otherwise, any stockholder proposal to take action at such meeting must be received at the Company's main office by February 23, 1999; provided, however, that in the event that the date of the annual meeting is before April 2, 1999 or after June 21, 1999, the shareholder proposal must be received not later than the close of business on the later of the 60th day prior to such annual meeting or the tenth day following the day on which notice of the date of the annual meeting was mailed or public announcement of the date of such meeting was first made. All shareholder proposals must also comply with the Company's bylaws and Delaware law.

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits
                   None

              (b) Reports on Form 8-K
                  On October 29, 1998, Form 8-K was filed pursuant to Item 5, Other Events in connection with the announced execution of a termination agreement between SFS Bancorp, Inc. and Cohoes Savings Bank as previously described in Part I Item 2. of the Form 10-QSB for the quarter ended September 30, 1998. No financial statements were required to be filed with the Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           SFS BANCORP, INC.
                                           (Registrant)

DATE:  November 16, 1998              BY:  /s/ Joseph H. Giaquinto
                                           -----------------------
                                           Joseph H. Giaquinto
                                           Chairman of the Board,
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer)


DATE:  November 16, 1998              BY:  /s/ David J. Jurczynski
                                           -----------------------
                                           David J. Jurczynski
                                           Senior Vice President, Treasurer and
                                           Chief Financial Officer
                                           (Principal Financial Officer)