Form 10KSB
period 1998-12-31
SFS BANCORP INC
filed 1999-03-31
CIK 942135

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Fiscal Year Ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________________ to    ________________

                         Commission File Number 0-25994


                                SFS BANCORP, INC.
             (Exact Name of Registrant as Specified in its Charter)


           Delaware                                        22-3366295
(State or Other Jurisdiction                             (I.R.S. Employer
of Incorporation or Organization                      Identification Number)

251-263 State Street, Schenectady, New York                   12305
(Address of Principal Executive Offices)                    (Zip Code)

       Registrant's telephone number, including area code: (518) 395-2300
                       ----------------------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. [X]

     The issuer's revenues for the fiscal year ended December 31, 1998 were $15,213,000.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such stock as of March 5, 1999 was $19.0 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

     As of March 1, 1999, the Registrant had 1,208,472 shares of Common Stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Part II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended December 31, 1998.

    Part III of Form 10-KSB - Portions of The Proxy Statement for Annual Meeting of Stockholders to be held in 1999.

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

         At December 31, 1998, the Company had total assets of $178.2 million, deposits of $150.6 million, and stockholders' equity of $23.6 million.

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

         The Bank, the Holding Company's only operating subsidiary, was originally chartered in 1889 as a state-chartered financial institution. In 1981, the Bank converted to a federally chartered mutual savings and loan association. Schenectady Federal's business involves attracting deposits from the general public and using such deposits to fund one- to four-family residential mortgage, home equity and, to a much lesser extent, consumer and other loans in its market area. At December 31, 1998, $135.6 million, or 96.0% of the Bank's total loan portfolio consisted of residential mortgage loans, including home equity loans. The Bank also invests in mortgage-backed securities, investment securities (consisting primarily of U.S. agency obligations) and other permissible investments. At December 31, 1998, the Bank had $9.8 million of mortgage-backed securities, representing 5.5% of total assets, and $18.8 million of other investment securities (including $17.0 million of securities available-for-sale, at fair value), representing 10.6% of total assets.

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

Market Area

         Schenectady Federal conducts business in Schenectady County through its main office located at 251-263 State Street in Schenectady, New York and three branch offices located in the Mayfair Shopping Center in Glenville, New York and in the Bellevue and Upper Union Street areas of Schenectady, New York. Schenectady County is part of the four-county Capital District Region which also includes the counties of Saratoga, Albany and Rensselaer. Schenectady Federal's primary market area for deposits consists of communities within Schenectady County, while the Bank's primary market area for lending extends to Albany, Rensselaer and Saratoga Counties and, to a lesser extent, Warren and Washington Counties.

         In 1998, the population of Schenectady County was approximately 150,000 essentially unchanged from population levels in 1985. The unemployment rate for Schenectady County was 3.1% and 4.2% in December 1998 and 1997, respectively.

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

Lending Activities

         General. Historically, the Bank originated 30-year, fixed-rate mortgage loans secured by one- to four-family residences. During the 1990s, in order to reduce its vulnerability to changes in interest rates, the Bank has emphasized the acquisition, origination and retention of mortgage loans and home equity loans with periodic repricing. The Bank also offers consumer loans and to a lesser extent commercial real estate mortgage loans.

         Loan Portfolio Composition. The following table sets forth certain information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                                                       December 31,
                                                     ------------------------------------------------------------------------------
                                                              1998                       1997                               1996
                                                     -----------------------    -----------------------     -----------------------
                                                     Amount       Percent        Amount      Percent         Amount       Percent
                                                     ------------ ----------    -----------   ---------     ----------   ----------
                                                                                 (Dollars in Thousands)
Real Estate Loans:
 One- to four-family ..........................     $116,033       82.12%       $105,077        78.07%     $ 91,161        76.53%
  Multi-family ................................        1,363        0.97           1,981         1.47         1,568         1.32
  Commercial ..................................        3,551        2.51           4,149         3.08         2,964         2.49
 Home Equity ..................................       19,570       13.85          22,658        16.84        22,904        19.23
                                                    --------      ------        --------      -------      --------       ------
    Total real estate loans ...................      140,517       99.45         133,865        99.46       118,597        99.57
                                                     --------     ------        --------      ------       --------       ------

Other Loans:
 Consumer:
  Loans on savings accounts ...................          473         .34             573          .43           478          .40
  Education ...................................            2          --               3           --             4           --
  Personal ....................................           40         .03              33          .03            34          .03
  Automobile ..................................          241         .17             110          .08            --           --
  Home improvement ............................           --         --                2           --             3           --
                                                    --------      ------        --------       ------      --------       ------
    Total consumer loans ......................          756         .54             721          .54           519          .43
Commercial business loans .....................           20         .01              --           --            4            --
                                                    --------      ------        --------       ------      --------       ------
    Total other loans .........................          776         .55             721          .54           523          .43
                                                    --------      ------       ----------      ------      --------       ------
    Total loans ...............................      141,293      100.00%        134,586       100.00%      119,120       100.00%
                                                                  ======                       ======                     ======
Less:
 Deferred fees and discounts ..................          130                          22                         23
 Allowance for losses .........................          953                         778                        642
                                                 -----------                   ---------                   --------
    Total loans receivable,  net .............   $   140,210                    $133,786                   $118,455
                                                 ===========                   =========                   ========

                  The following table shows the composition of the Bank's loan portfolio by fixed and adjustable or floating rate at the dates indicated.

                                                                                December 31,
                                                  ------------------------------------------------------------------------------
                                                           1998                       1997                         1996
                                                  ----------------------     ---------------------       -----------------------
                                                  Amount         Percent     Amount        Percent        Amount         Percent
                                                  ------         -------     ------        -------        ------         -------
                                                                             (Dollars in Thousands)
Fixed-Rate Loans:
 Real estate:
  One- to four-family .......................     $ 51,556        36.49%     $ 31,454        23.37%      $ 20,615         17.31%
  Multi-family ..............................          323          .23           213          .16            242           .20
  Commercial ................................        2,395         1.69         2,335         1.73          1,533          1.29
   Home equity ..............................        4,176         2.96         4,656         3.46          4,334          3.64
                                                  --------       ------      --------       ------       --------        ------
     Total fixed-rate real estate loans .....       58,450        41.37        38,658        28.72         26,724         22.44
 Consumer ...................................          756          .54           721          .54            515           .43
 Commercial business ........................         --             --            --           --              4           --
                                                  --------       ------      --------       ------       --------        ------
     Total fixed-rate loans .................       59,206        41.91        39,379        29.26         27,243         22.87
                                                  --------       ------      --------       ------       --------        ------

Adjustable-Rate Loans:
 Real estate:
  One- to four-family .......................       64,477        45.63        73,623        54.70         70,546         59.22
  Multi-family ..............................        1,040          .74         1,768         1.31          1,326          1.11
  Commercial ................................        1,156          .82         1,814         1.35          1,431          1.20
  Home equity ...............................       15,394        10.89        18,002        13.38         18,570         15.59
                                                  --------       ------      --------       ------       --------        ------
     Total adjustable-rate real estate loans        82,067        58.08        95,207        70.74         91,873         77.13
 Consumer ...................................           --           --            --           --              4            --
 Commercial business ........................           20          .01            --           --             --            --
                                                  --------       ------      --------       ------       --------        ------
     Total adjustable-rate loans ............       82,087        58.09        95,207        70.74         91,877         77.13
                                                  --------       ------      --------       ------       --------        ------
     Total  loans ...........................      141,293       100.00%      134,586       100.00%       119,120        100.00%
                                                                 ======                     ======                       =======
Less:
 Deferred fees and discounts ................          130                         22                          23
 Allowance for loan losses ..................          953                        778                         642
                                                  --------                  ---------                    --------

    Total loans receivable, net .............     $140,210                  $ 133,786                    $118,455
                                                  ========                  =========                    ========

                                        5

         The following schedule illustrates the interest rate sensitivity of the Bank's loan portfolio at December 31, 1998. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                        Real Estate
                        ------------------------------------------------------------------------     ----------------------
                                                      Multi-family and
                         One-to four-family             Commercial              Home Equity                 Consumer
                        ---------------------     -----------------------  ----------------------    ----------------------
                                     Weighted                  Weighted                 Weighted                  Weighted
                                     Average                   Average                   Average                   Average
                         Amount       Rate          Amount     Rate         Amount         Rate      Amount         Rate
                         ------       ----          ------     ----         ------         ----      ------         ----
                                                        (Dollars in Thousands)
Due During Years
  Ending December 31,
1999 .............      $     34       7.53%     $     115      8.61%      $    228        9.18%     $    282       8.98%
2000 .............            75       8.11             --        --          1,591        8.88           198       7.56
2001 .............           270       7.93             66      9.50          2,164        8.67            84       7.49
2002 to 2003 .....         1,419       7.53          1,581      9.48          3,260        8.73           192       7.94
2004 to 2023 .....        42,376       7.51          3,152      9.62         12,327        8.18            --         --
2024 and following        71,859       7.19             --        --             --          --            --         --
                        --------                 ---------                 --------                   -------
                        $116,033                 $   4,914                 $ 19,570                   $   756
                        ========                 =========                 ========                   =======

                            Commercial
                              Business                          Total
                         ------------------------- -------------------------
                                      Weighted                     Weighted
                                       Average                      Average
                         Amount          Rate       Amount            Rate
                         ------------ ------------ ------------ ------------
Due During Years
  Ending December 31,
1999  ...........       $   --             --    $       659          8.91%
2000  ...........           20           8.75          1,884          8.71
2001  ...........           --             --          2,584          8.58
2002 to 2003 .....          --             --          6,452          8.62
2004 to 2023 .....          --             --         57,855          7.77
2024 and following          --             --         71,859          7.19
                        ------                   -----------
                        $   20                   $   141,293
                        ======                   ===========

                 The total amount of loans due after December 31, 1998 which have predetermined interest rates is $59.2 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $82.1 million.

         Pursuant to Federal law, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At December 31, 1998, based on the above, the Bank's loans-to-one borrower limit was approximately $3.1 million. On the same date, the Bank had no borrowers with outstanding balances in excess of this amount. The Bank's largest lending relationship at December 31, 1998 was two loans to one borrower totaling $760,000. One loan in the amount of $532,000 was secured by a five building, 20 unit apartment complex located in Saratoga Springs, New York. The second loan in the amount of $228,000 was secured by a commercial property located in Schenectady, New York. Both loans were performing in accordance with their terms at December 31, 1998.

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

         One- to Four-Family Residential Real Estate Lending. The cornerstone of the Bank's lending program is the origination of loans secured by mortgages on owner-occupied one- to four-family residences. At December 31, 1998, $135.6 million, or 96.0% of the Bank's loan portfolio consisted of mortgage loans (including home equity loans) on one- to four-family residences. Substantially all of the residential loans originated by Schenectady Federal are secured by properties located in the Bank's primary lending area. Included in the mortgage loan portfolio at December 31, 1998, the Bank also had $4.0 million of purchased one- to four-family loans serviced by others, which were primarily secured by properties located outside its market area. A majority of the mortgage loans originated by the Bank are retained and serviced by it. No loans have been purchased by the Bank and serviced by others since 1990.

         The Bank offers conventional fixed-rate loans with terms ranging between 10 and 30 years. The interest rate on such loans is generally based on the FHLMC delivery rates as well as competitive factors.

         In addition to fixed rate loans, the Bank offers one-year ARMs at a margin (generally 300 basis points) over the yield on the Average Monthly One Year U.S. Treasury Constant Maturity Index for terms of up to 30 years. The ARM loans currently offered by the Bank generally provide for a 200 basis point annual interest rate change cap and a lifetime cap of 600 basis points over the initial rate. The Bank's loans typically do not contain floors. Initial interest rates offered on the Bank's ARMs may be 100 to 350 basis points below the fully indexed rate, and borrowers are qualified at that initial rate plus 200 basis points. As a result, the risk of default on these loans may increase as interest rates increase. See "Asset Quality-Non-Performing Assets." The Bankalso offers five year/one year and three year/one year ARM products where the rate is fixed for the first three or five years. After the initial fixed term, the mortgage has the same characteristics as a one-year ARM. The Bank's ARMs do not permit negative amortization of principal, do not contain prepayment penalties and are not convertible into fixed-rate loans. In the past, the Bank offered one-year ARMs with a margin 200 to 300 basis points over a specified index and an average annual cap of 600 basis points. At December 31, 1998, one- to four-family ARMs totaled $64.5 million, or 45.6% of the Bank's total loan portfolio.

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

         The Bank also originates home equity loans and lines of credit secured by a lien on the borrower's residence. The Bank's home equity loans are generally limited to $100,000. The Bank uses the same underwriting standards for home equity loans as it uses for one- to four-family residential mortgage loans. The Bank's home equity loans are originated in amounts which, together with the amount of the first mortgage, do not exceed 80% of the appraised value of the property securing the loan. The interest rates for home equity loans and lines of credit float with the prime rate or, in the case of loans (but not lines of credit) are fixed. The Bank writes home equity loans for terms of up to 25 years. At December 31, 1998, the Bank had $19.6 million of home equity loans and an additional $9.7 million of additional funds committed, but undrawn, under home equity lines of credit.

         Commercial Real Estate and Multi-Family Lending. The Bank actively originates and purchases permanent commercial real estate and multi-family loans. At December 31, 1998, the Bank had $3.6 million in commercial real estate loans, representing 2.5% of the Bank's total loan portfolio, and $1.4 million in multi-family loans, or 1.0% of the Bank's total loan portfolio.

         The Bank's commercial real estate and multi-family loan portfolio includes loans secured by motels, apartment buildings, small office buildings, and other non-residential building properties, as well as participation interests therein.

         The Bank's permanent commercial real estate and multi-family loans generally carried a maximum term of 25 years. These loans were generally written in amounts of up to 75% of the lesser of the appraised value of the property or the purchase price and had a projected debt service coverage ratio of at least 1.2%. Commercial real estate loans originated during 1998 possess maturity dates between five and ten years. Those loans maturing in ten years have been originated to reprice in five years.

         Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. On December 31, 1998, the Bank had one commercial real estate loan totaling $185,000 that was non-performing. See "Asset Quality-Non-Performing Assets." Since 1991, the Bank has focused its primary efforts on residential lending.

         Consumer Lending. The Bank originates a variety of consumer loans, including automobile, home improvement, deposit account and other loans for household and personal purposes. At December 31, 1998, consumer loans totaled $756,000 or .5% of total loans outstanding.

         Consumer loan terms vary according to the type of loan and value of collateral, length of contract and creditworthiness of the borrower. The Bank's consumer loans are made at fixed interest rates, with terms of up to 20 years for secured loans and on a demand basis for unsecured loans.

         The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and the ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. During 1998, the Bank recovered $20,000 on consumer loans previously charged off. There can be no assurance that delinquencies will not develop in the future.

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

         While the Bank originates both fixed and adjustable-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market. Demand is affected by the interest rate environment. During 1996 and 1997, the Bank's volume of ARMs exceeded its volume of fixed rate loans. During 1998, the Bank's volume of fixed rate loans exceeded its volume of ARMs.


         Historically, the Bank retained most of the fixed rate one- to four-family residential loans in its portfolio. In order to reduce its vulnerability to changes in interest rates, commencing in 1992 and ending 1994, the Bank sold most of the fixed rate residential loans it originated or otherwise acquired with maturities in excess of 15 years, except where the interest rate equaled or exceeded a specified rate (as designated from time to time by management) based on its portfolio objectives and alternative investment opportunities. When loans are sold, the Bank typically retains the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. The servicing fee is recognized as income over the life of the loans. At December 31, 1998, the Bank serviced $2.4 million of mortgage loans for others. The Bank did not sell loans during 1996, 1997 and 1998. The bank may consider selling fixed rate loans in the future.

         The following table shows the loan and mortgage-backed securities origination, purchase, sale and repayment activities of the Bank for the periods indicated.

                                                  Year Ended December 31,
                                         -------------------------------------------
                                           1998             1997             1996
                                         --------         --------         --------
                                                        (In Thousands)
LOANS:
Originations by type:
---------------------
  Adjustable rate:
   Real estate - one- to-four-family     $ 10,706(1)      $ 13,186(1)      $ 20,894 (1)
               - home equity .......        5,036            5,705            5,174
               - commercial ........          333              927               --
   Non-real estate - consumer ......          170               --               --
                                         --------         --------         --------
         Total adjustable-rate......       16,245           19,818           26,068

Fixed rate:
   Real estate - one- to-four-family       16,785(2)         9,930(2)         1,606(2)
               - home equity ......          1010              515              737
               - commercial .......           320            1,318              198
   Non-real estate - consumer ......          748              293               16
                                         --------         --------         --------
          Total fixed-rate .........       18,863           12,056            2,557
                                         --------         --------         --------
         Total loans originated.....       35,108           31,874           28,625

Purchases:
----------
   Real estate - one-to-four-family         2,365            3,550            6,973
                                         --------         --------         --------
Sales and Repayments:
---------------------
   Real estate - one- to-four-family         --               --               --
   Non-real estate - consumer ......         --               --               --
                                         --------         --------         --------
         Total sales ...............         --               --               --
   Principal repayments ............       30,766           19,958           17,998
                                         --------         --------         --------
         Total reductions ..........       30,766           19,958           17,998
                                         --------         --------         --------
          Net increase .............     $  6,707         $ 15,466         $ 17,600
                                         ========         ========         ========

MORTGAGE-BACKED SECURITIES:
---------------------------
Purchases:
  Mortgage-backed securities .......     $     --         $     --         $     --
  Principal repayments .............        7,157            3,468            3,984
                                         --------         --------         --------
     Net increase (decrease) .......     $ (7,157)        $ (3,468)        $ (3,984)
                                         ========         ========         ========

         (1) Includes $10,124, $12,672 and $19,573 of loans originated through brokers in 1998, 1997 and 1996, respectively.

         (2) Includes $12,007, $8,511 and $162 of loans originated through brokers in 1998, 1997 and 1996, respectively.

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

         Real estate acquired by Schenectady Federal as a result of foreclosure, by deed in lieu of foreclosure or by in-substance foreclosure is classified as real estate owned until it is sold. When property is acquired or expected to be acquired by foreclosure, deed in lieu of foreclosure, it is recorded at the lower of cost or estimated fair value, less the estimated cost of disposition. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of fair value less disposition cost.

         The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at December 31, 1998.

                                                                  Loans Delinquent For:
                             -------------------------------------------------------------------------------------------
                                     60-89 Days                 90 Days and Over              Total Delinquent Loans
                             ------------------------------   --------------------------    -----------------------------
                                                  Percent                        Percent                        Percent
                                                  of Loan                        of Loan                        of Loan
                              Number    Amount    Category    Number   Amount    Category   Number     Amount    Category
                              ------    ------    --------    ------   ------    -------    ------     ------    --------
                                                                (Dollars in Thousands)
  Real Estate:
    One- to four-family          9     $  745        .64%      10     $  440         .38%      19     $1,185        1.02%
                                                                                                                     .38
    Multi-family ......         --         --         --       --         --          --       --         --

    Commercial ........         --         --         --        1        185        5.21        1        185        5.21

    Home equity .......         --         --         --        6        235        1.20        6        235        1.20


  Consumer ............         --         --         --       --         --          --       --         --          --

  Commercial business .         --         --         --       --         --          --       --         --          --


                               ---     ------       ----      ---     ------        ----      ---     ------        ----
  Total ...............          9     $  745        .53%      17     $  860         .61%      26     $1,566        1.11%
                               ===     ======       ====      ===     ======        ====      ===     ======        ====

         Classification of Assets. Federal regulations require that each savings institution classify its assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets classified as substandard or doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as loss, the institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS. On the basis of management's review of its assets, at December 31, 1998, the Bank had classified a total of $1.1 million of its loans and other assets as follows:

                                                          Commercial Real
                                         One- to Four-       Estate and            Consumer
                                            Family          Multi-Family          and Other             Total
                                            ------          ------------          ---------             -----
                                                                      (In Thousands)
         Substandard   .............          $632              $390                 $109              $1,131
         Doubtful ..................           ---               ---                  ---                 ---
         Loss ......................           ---               ---                  ---                 ---
                                              ----              ----                 ----              ------
             Total .................          $632              $390                 $109              $1,131
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

                                                                    December 31,
                                                            -----------------------------
                                                            1998         1997        1996
                                                            ----         ----       -----
                                                                (Dollars in Thousands)
Non-accruing loans:
  One- to four-family ...................................   $  431      $  472      $   25
  Home equity ...........................................      109         165          18
   Multi-family .........................................     --          --          --
  Commercial real estate ................................      185         691         756
   Consumer .............................................     --          --             2
   Commercial business ..................................     --          --          --
                                                            ------      ------      ------
Total ...................................................      725       1,328         801
                                                            ------      ------      ------
Accruing loans delinquent 90 days or more:
  One- to four-family ...................................      135          19          32
  Home equity ...........................................     --          --          --
  Multi-family ..........................................     --          --          --
  Commercial real estate ................................     --          --          --
  Consumer ..............................................     --          --          --
  Commercial business ...................................     --          --          --
                                                            ------      ------      ------
Total ...................................................      135          19          32
                                                            ------      ------      ------
Restructured loans:
  One- to four-family ...................................     --          --          --
   Home equity ..........................................     --          --          --
   Multi-family .........................................     --          --          --
   Commercial real estate ...............................     --          --          --
   Consumer .............................................     --          --          --
   Commercial business ..................................     --          --          --
                                                            ------      ------      ------
Total ...................................................     --          --          --
                                                            ------      ------      ------

Foreclosed assets:
  One- to four-family ...................................       67        --            94
  Home equity ...........................................     --            27        --
  Multi-family ..........................................     --          --          --
  Commercial real estate ................................      204          84          84
  Consumer ..............................................     --          --          --
  Commercial business ...................................     --          --          --
                                                            ------      ------      ------
   Total ................................................      271         111         178
                                                            ------      ------      ------

Total non-performing assets .............................   $1,131      $1,458      $1,011
                                                            ======      ======      ======
Total as a percentage of total assets ...................      .64%        .84%        .61%
                                                            ======      ======      ======
Total non-performing loans ..............................   $  860      $1,347      $  833
                                                            ======      ======      ======
Total as a percentage of total loans receivable, net ....      .61%       1.01%        .70%
                                                            ======      ======      ======

    For the year ended December 31, 1998 gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $36,000. The amount that was included in interest income on such loans was approximately $51,000.

    Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of December 31, 1998 there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

    Management has considered the Bank's non-performing and "of concern" assets in establishing its allowance for loan losses.

         Allowance for Loan Losses. The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                                   Year Ended December 31,
                                                               ----------------------------
                                                               1998         1997       1996
                                                               -----       -----       ----
                                                                  (Dollars in Thousands)
Balance at beginning of period ...........................     $ 778       $ 642       $ 572
 Charge-offs:
  One- to four-family ....................................        21          16          44
   Home equity ...........................................        --           7          41
   Multi-family ..........................................        24          --          --
   Commercial real estate ................................        --          --          --
   Consumer ..............................................        --           3           2
   Commercial business ...................................        --          --          --
                                                              ------       -----       -----
       Total .............................................        45          26          87
                                                              ------       -----       -----

Recoveries:
   One- to four-family ...................................        --          --          --
   Home equity ...........................................        --          --          --
   Multi-family ..........................................        --          --          --
   Commercial real estate ................................        80          --          --
   Consumer ..............................................        20          42          37
   Commercial business ...................................        --          --          --
                                                               -----       -----       -----
        Total ............................................       100          42          37
                                                               -----       -----       -----

Net charge-offs (recoveries) .............................       (55)        (16)         50
 Additions charged to operations .........................       120         120         120
                                                               =====       =====       =====
Balance at end of period .................................     $ 953       $ 778       $ 642
                                                               ======      =====       =====
Ratio of net charge-offs (recoveries) to average
loans  outstanding .......................................      (.04)%     (.01)%        .04%
                                                               =====       =====       =====
Ratio of net charge-offs
(recoveries)  to non-performing loans ....................     (6.40)%    (1.19)%       6.00%
                                                               ======     ======       =====

Allowance for loan losses to non-performing loans ........     110.76%     57.76%      77.07%
                                                               ======     ======      ======
Allowance for loan losses to total loans at end of period        .67%       .58%        .54%
                                                               ======     ======      ======

         The distribution of the Bank's allowance for loan losses at the dates indicated is summarized as follows:

                                                                  December 31,
                                  -----------------------------------------------------------------------------
                                          1998                       1997                        1996
                                  ---------------------  --------------------------  --------------------------
                                               Percent                     Percent                     Percent
                                               of Loans                    of Loans                    of Loans
                                               in Each                     in Each                     in Each
                                              Category                    Category                    Category
                                              of Total                    of Total                    of Total
                                  Amount       Loans          Amount        Loans        Amount         Loans
                                  ------       -----          ------        -----        ------         -----
                                                                  (In Thousands)
One-to-four  family ..             $274         82.12          $239         78.07          $141         76.53

Multi-family .........               14           .97            20          1.47            16          1.32

Commercial real estate               61          2.51           143          3.08           143          2.49

Home equity ..........               84         13.85            68         16.84            60         19.23

Consumer .............                8           .54             7           .54             5           .43

Commercial business ..               --           .01            --            --            --            --

Unallocated ..........              512            --           301            --           277            --
                                   ----        ------          ----        ------          ----        ------
          Total ......             $953        100.00%         $778        100.00%         $642        100.00%
                                   ====        ======          ====        ======          ====        ======

         The allowance for loan losses is established through a provision for loan losses charged to earnings based on management's evaluation of the risk inherent in the loan portfolio. The allowance is established as an amount that management believes will be adequate to absorb losses on existing loans, based on evaluations of the collectibility of loans and prior loan loss experience. Management's evaluation of the adequacy of the allowance takes into consideration such factors as the historical loan loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect borrowers' ability to pay.

         While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination. No portion of the allowance is restricted to any loan or group of loans, and the entire allowance is available to absorb realized losses. The amount and timing of realized losses and future allowance allocations may vary from current estimates.

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

         To date, the Bank's investment strategy has been directed toward high-quality assets (primarily government and agency obligations) with varying terms to maturity. At December 31, 1998, the Bank did not own any investment securities of a single issuer which exceeded 10% of the Bank's equity, other than U.S. government or federal agency obligations.

         The Bank invests its liquid assets primarily in interest-earning overnight deposits. Other investments include primarily high grade medium-term (up to five years) U.S. government securities and agency obligations. For the year ended December 31, 1998, the Bank had an average outstanding balance of $13.7 million in investment securities (including $9.0 million of securities available for sale) with an average yield of 6.53%.

         The following table sets forth the composition of the Bank's securities portfolio at the dates indicated.

                                                                                         December 31,
                                                      ------------------------------------------------------------------------------
                                                                 1998                       1997                         1996
                                                      ---------------------------   --------------------------   -------------------
                                                         Book          % of          Book          % of           Book        % of
                                                        Value          Total         Value         Total          Value       Total
                                                      -----------   ----------    ---------      ----------   ----------     -------
                                                                                    (Dollars in Thousands)
Securities available for sale (at fair value):
  Federal agency obligations .....................     $12,874         57.88%     $   4,067      $ 22.96%            --          --%
   Corporate bonds ...............................       4,080         18.34             --           --             --          --
   Mutual funds ..................................          --            --             --           --          1,990        9.68
Investment securities (at amortized cost):
  U.S. government obligations ....................          --            --          1,992        11.24          3,980       19.37
  Federal agency obligations......................       1,086          4.88          9,945        56.13          9,481       46.13
  Time deposits at other bank ....................         699          3.14             --           --             --          --
  Municipal bonds ................................          67           .30             76          .43             84         .41
  Corporate bonds ................................          --            --             --           --          2,201       10.71
  Mutual funds ...................................          --            --             --           --             --          --
                                                       -------        ------      ----------       ------     ----------     ------
Subtotal .........................................      18,806         84.54         16,080        90.76         17,736       86.30
FHLB stock .......................................       1,338          6.02          1,338         7.55          1,215        5.91
                                                       -------        ------      ----------       ------     ----------     ------

  Total investment securities and FHLB stock .....     $20,144         90.56%     $   17,418        98.31%    $   18,951      92.21%
                                                       =======        ======      ==========       ======     ==========     ======
Average remaining life of securities excluding
 FHLB stock and mutual funds .....................     5.0 years                  5.1 years                   3.6 years

Other interest-earning assets:
  Federal funds sold .............................       2,100          9.44            300          1.69          1,600       7.79
                                                       -------        ------      ----------       ------     ----------     ------
      Total ......................................     $22,244        100.00%     $   17,718       100.00%    $   20,551     100.00%
                                                       =======        ======      ==========       ======     ==========     ======


Average remaining life or term to repricing of
 securities and other interest-earning assets,
 excluding FHLB stock and mutual funds ...........     4.5 years                  5.0 years                   3.3 years

         The composition and maturities of the securities portfolio, excluding FHLB stock and federal funds sold, are indicated in the following table.

                                                                              December 31, 1998
                                          ------------------------------------------------------------------------------------------
                                           Less Than      1 to 5       5 to 10        Over        No Stated
                                            1 Year        Years         Years       10 Years      Maturity       Total    Securities
                                           ---------      ------       -------      --------      --------       -----    ----------
                                             Book         Book          Book          Book         Book          Book        Market
                                            Value         Value         Value         Value        Value         Value       Value
                                            -----         -----         -----         -----        -----         -----       -----
                                                                         (Dollars in Thousands)
Securities available for sale:
  Federal agency obligations ..........     $  --        $10,875      $ 1,999          $  --         $  --      $12,874     $ 12,874
  Corporate bonds .....................        --          3,040        1,040             --            --        4,080        4,080
                                            -----        -------      -------          -----         -----       -------    --------
    Total securities available for sale        --         13,915        3,039             --            --       16,954       16,954
                                            -----       -------      -------          -----         -----       -------    --------
Investment securities:
  U.S. government securities ..........        --             --           --             --            --           --          --
  Federal agency obligations ..........        --             38        1,048             --            --        1,086       1,086
   Time deposits at other banks .......        99            600           --             --            --          699         699
   Municipal bonds ....................        --             --           67             --            --           67          67
   Corporate bonds ....................        --             --           --             --            --           --          --
                                            -----        -------      -------          -----         -----      -------    --------
   Total investment securities ........        99            638        1,115             --            --        1,852       1,852
                                            -----        -------      -------          -----         -----      -------    --------

Total securities ......................     $  99        $14,553      $ 4,154          $             $          $18,806    $ 18,806
                                            =====        =======      =======          =====         =====      =======    ========

Weighted average yield ................      5.35%          6.00%        6.65%            --            ---%       6.14%

         Mortgage-Backed Securities. In order to supplement loan production and achieve its asset/liability management goals, the Bank invests in mortgage-backed securities. All of the mortgage-backed securities owned by the Bank are issued, insured or guaranteed either directly or indirectly by a federal agency or are rated "AA" or higher. At December 31, 1998, Schenectady Federal had $9.8 million of mortgage-backed securities, all of which are held for investment purposes.

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

                     The following table sets forth the contractual maturities of the Bank's mortgage-backed securities at December 31, 1998.

                                                                  December 31, 1998
                                   -----------------------------------------------------------------------------------
                                   Less Than     1 to 5    5 to 10      10 to 20      Over       Total Mortgage-Backed
                                     1 Year       Years      Years       Years      20 Years            Securities
                                   ---------     ------    -------      --------    --------     ---------------------
                                      Book        Book       Book         Book        Book       Book        Market
                                      Value       Value      Value        Value       Value      Value       Value
                                      -----       -----      -----        -----       -----      -----       -----
                                                              (Dollars in Thousands)
Mortgage Backed Securities
  Held for
Investment:
Government National Mortgage
   Association .................     $   --      $   59      $  542      $  927      $   --      $1,528      $1,623
Federal National Mortgage
   Association .................         --       2,056          --          94         514       2,664       2,661
Federal Home Loan Mortgage
   Corporation .................        962       3,329         103         190       1,033       5,617      5,622
                                     ------      ------      ------      ------      ------      ------     ------

Total mortgage-backed securities     $  962      $5,444      $  645      $1,211      $1,547      $9,809     $9,906
                                     ======      ======      ======      ======      ======      ======     ======

Weighted average yield .........       6.50%       5.78%       8.29%       9.02%       6.60%      6.55%
                                     ======      ======      ======      ======      ======     ======

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

         Based on its experience, the Bank believes that a substantial portion of its passbook and NOW accounts are relatively stable sources of deposits and has used customer service and marketing initiatives in an effort to increase the volume of such deposits. However, the ability of the Bank to attract and maintain these accounts (as well as certificate accounts) has been and will be affected by market conditions. During 1998, the Bank experienced a decline in the balance of certificate accounts (much of which is believed to have transferred into non-certificate accounts) as a result of local competition and the rates paid on these deposits. The Bank has been and will continue to be significantly affected by market conditions.

         The following table sets forth the savings flows at the Bank during the periods indicated.

                                            Year Ended December 31,
                             -------------------------------------------------
                               1998                  1997                1996
                             --------             --------           ---------
                                          (Dollars in Thousands)
Opening Balance            $  150,469            $ 140,616           $ 139,671
Deposits                      266,140              249,343             237,180
Withdrawals                  (272,926)            (246,113)           (242,412)
Interest credited               6,895                6,623               6,177
                           ----------            ---------           ---------

Ending balance             $  150,578            $ 150,469           $ 140,616
                           ==========            =========           =========

Net increase               $      109            $   9,853           $     945
                           ==========            =========           ==========

Percent increase                  .07%                7.01%                .68%
                           ==========           ==========           =========

       The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank for the periods indicated.

                                                                         Year Ended December 31,
                                           ----------------------------------------------------------------------------------
                                                   1998                           1997                           1996
                                           ----------------------      -------------------------       ----------------------
                                                         Percent                         Percent                       Percent
                                           Amount        of Total        Amount         of Total        Amount        of Total
                                           ------        --------        ------         --------        ------        --------
                                                                          (Dollars in Thousands)
Transaction and Savings Deposits:(1)

Noninterest-bearing Checking Accounts     $  2,103          1.39%      $  2,265             1.51%      $  1,392          .99%
Savings Accounts 2.50% ..............       36,394         24.17         36,681            24.38         37,152        26.42
NOW Accounts 1.25% ..................       10,867          7.22          9,163             6.09          9,104         6.47
Money Market Accounts 2.60%-4.30% ...        8,263          5.49          7,619             5.06          6,074         4.32
                                          --------        ------       --------          -------       --------       ------
Total Non-Certificate Accounts ......       57,627         38.27         55,728            37.04         53,722        38.20
                                          --------        ------       --------          -------       --------       ------

Certificates of Deposit:

3.00 -  3.99% .......................        1,047           .70             --              --             --            --
4.00 -  4.99% .......................       20,367         13.53            801             .53         23,244         16.53
5.00 -  5.99% .......................       66,818         44.37         84,451           56.12         50,815         36.14
6.00 -  6.99% .......................        4,719          3.13          9,489            6.31         12,835          9.13
                                          --------       -------       --------          ------        -------       -------
Total Certificates of  Deposit ......       92,951         61.73         94,741           62.96         86,894         61.80
                                          --------       -------       --------          ------       --------       -------

Total Deposits ......................     $150,578        100.00%      $150,469          100.00%      $140,616       100.00%
                                          ========        ======       ========          ======       ========       ======

------------------------
(1) Reflects rates paid on transaction and savings deposits at December 31, 1998. 23

         The following table shows rate and maturity information for the Bank's certificates of deposit as of December 31, 1998.

                                                    3.00-          5.00-                       Percent
                                                    4.99%          6.99%         Total         of Total
                                                 ---------      ---------      ---------      ----------
                                                                     (In Thousands)
      Certificates of deposit
      maturing in quarter ending:
      ---------------------------

       March 31, 1999    . . . . . . . . . . .      $1,509        $17,187        $18,696         20.11%
       June 30, 1999   . . . . . . . . . . . .       6,668         15,561         22,229         23.91
       September 30, 1999    . . . . . . . . .         244         14,735         14,979         16.12
       December 31, 1999     . . . . . . . . .       7,073          5,120         12,194         13.12
       March 31, 2000    . . . . . . . . . . .         756          4,862          5,618          6.04
       June 30, 2000   . . . . . . . . . . . .       3,807          1,750          5,556          5.98
       September 30, 2000    . . . . . . . . .         493          1,650          2,143          2.31
       December 31, 2000     . . . . . . . . .         154          1,658          1,812          1.95
       March 31, 2001    . . . . . . . . . . .         ---          1,196          1,196          1.29
       June 30, 2001   . . . . . . . . . . . .         256            658            914          0.98
       September 30, 2001    . . . . . . . . .         ---            634            634          0.68
       December 31, 2001     . . . . . . . . .         290            569            859          0.92
       Thereafter  . . . . . . . . . . . . . .         164          5,957          6,121          6.59
                                                  --------      ---------        ------         ------

         Total  . . . . . . . . . . . . . . .     $ 21,414      $  71,537        $92,951        100.00%
                                                   =======      =========        =======        ======

         Percent of total . . . . . . . . . .       23.04%          79.96%
                                                  ========      =========

         The following table indicates the amount of the Bank's "jumbo" and other certificates of deposit as of December 31, 1998.

                                                                           Maturity
                                                 --------------------------------------------------------------
                                                               Over           Over
                                                 3 Months      3 to 6       6 to 12         Over
                                                 or Less       Months        Months      12 Months       Total
                                                 -------      --------      -------       -------       -------
                                                                        (In Thousands)
Certificates of deposit less than $100,000       $16,483      $20,390       $23,903       $23,292       $84,068
Certificates of deposit of $100,000 or more        2,213        1,839         3,270         1,561         8,883
                                                 -------      -------       -------       -------       -------

Total certificates of deposit                    $18,696      $22,229       $27,173       $24,853       $92,951
                                                 =======      =======       =======       =======       =======

         Borrowings. Schenectady Federal's other available sources of funds include advances from the FHLB of New York and other borrowings. As a member of the FHLB of New York, the Bank is required to own capital stock in the FHLB of New York and is authorized to apply for advances from the FHLB of New York. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of New York may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. At December 31, 1998, the Bank had $700,000 of FHLB advances outstanding. On such date, the Bank had a collateral pledge arrangement with FHLB of New York pursuant to which the Bank may borrow up to $53.4 million for liquidity purposes.

         During the fiscal years ended December 31, 1998, 1997 and 1996, the Bank had average FHLB advances or other borrowings outstanding totaling approximately $139,000, $16,000 and $1,000, respectively.

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

Employees

         At December 31, 1998, the Bank had a total of 49 full-time and 8 part-time employees. None of the Bank's employees are represented by any collective bargaining. Management considers its employee relations to be good.

Subsidiary Activities

         As a federally chartered savings and loan association, Schenectady Federal is permitted by OTS regulations to invest up to 2% of its assets in the stock of, or loans to, service corporation subsidiaries, and may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. At December 31, 1998 Schenectady Federal's investment in its service corporation totaled $27,000. In addition to investments in service corporations, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal savings association may engage in directly.

         At December 31, 1998, Schenectady Federal had one wholly owned service corporation, SSLA Services Corp. ("SSLA"). The corporation was formed in 1983 to sell insurance products. In 1994, SSLA was authorized to sell mutual funds. For the year ended December 31, 1998, SSLA sold mutual funds totaling $892,000 and annuities totaling $1.7 million. No assurance can be made that a material amount of mutual fund and/or annuity sales will occur in the future. For the fiscal year ended December 31, 1998, SSLA had net income of $19,000. For the fiscal year ended December 31, 1997, SSLA had a net loss of $9,000. For the fiscal year ending December 31, 1996, SSLA had net income of $8,000.


                                   REGULATION

General

         Schenectady Federal is currently a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, Schenectady Federal is subject to broad federal regulation and oversight extending to all its operations. Schenectady Federal is a member of the FHLB of New York and is subject to certain limited regulation by the Federal Reserve Board. As the savings and loan holding company of Schenectady Federal, the Holding Company also is subject to federal regulation and oversight. The purpose of the regulation of the Holding Company and other holding companies is to protect the subsidiary savings bank. Schenectady Federal is a member of the SAIF and the deposits of Schenectady Federal are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over Schenectady Federal.

         Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

Federal Regulation of Savings Bank

         The OTS has extensive authority over the operations of savings banks. As part of this authority, Schenectady Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of Schenectady Federal was as of May 1998. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require Schenectady Federal to provide for higher general or specific loan loss reserves. All savings banks are subject to a semi-annual assessment, based upon the savings bank's total assets, to fund the operations of the OTS. Schenectady Federal's OTS assessment for the fiscal year ended December 31, 1998 was $52,000.

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

         Schenectady Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1998, Schenectady Federal's lending limit under this restriction was $3.1 million. Schenectady Federal is in compliance with the loans-to-one borrower limitation.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income and certain noncumulative perpetual preferred stock and retained income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 1998, Schenectady Federal had no intangible assets which were required to be deducted from tangible capital.

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

         At December 31, 1998, Schenectady Federal had tangible capital of $20.5 million, or 11.50% of adjusted total assets, which is approximately $17.8 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3.0% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions of FDICIA discussed below, however, a savings institution must maintain a core capital ratio of at least 4.0% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3.0% ratio. At December 31, 1998, Schenectady Federal had no intangibles which were subject to these tests.

         At December 31, 1998, Schenectady Federal had core capital equal to $20.5 million, or 11.50% of adjusted total assets, which is $15.2 million above the minimum leverage ratio requirement of 3.0% as in effect on that date.

         The OTS risk-based requirement requires savings institutions to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1998, Schenectady Federal had $953,000 of general loss reserves, which was less than 1.25% of risk-weighted assets and was included in capital.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. Schenectady Federal had no such exclusions from capital and assets at December 31, 1998.

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

         On December 31, 1998, Schenectady Federal had total capital of $21.4 million (including $20.5 million in core capital and $953,000 in qualifying supplementary capital) and risk-weighted assets of $94.7 million; or total capital of 22.6% of risk-weighted assets. This amount was $13.9 million above the 8.0% requirement in effect on that date.

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

Liquidity

         All savings banks, including Schenectady Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what Schenectady Federal includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operation Liquidity and Capital Resources." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the minimum liquid asset ratio is 4%. For the year ended December 31, 1998, Schenectady Federal was in compliance with this requirement, with an overall average daily liquid asset ratio of 20.9%.

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

Qualified Thrift Lender Test

         All savings banks, including Schenectady Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At December 31, 1998, Schenectady Federal met the test and has always met the test since its effectiveness.

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

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1998, Schenectady Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See " Liquidity."

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

         As a member, Schenectady Federal is required to purchase and maintain stock in the FHLB of New York. At December 31, 1998, Schenectady Federal had $1.3 million in FHLB stock, which was in compliance with this requirement. In past years, Schenectady Federal has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 7.1% and 7.25% in 1998. For the year ended December 31, 1998, dividends paid by the FHLB of New York to Schenectady Federal totaled $97,000, which constitute a $10,000 increase from the amount of dividends received in 1997.

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

         To the extent prior years earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 1998, the Bank's Excess for tax purposes totaled approximately $4.6 million.

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

        Name                Age(1)      Position With Company
        ----                ------      ------------------------------------------------------------
Joseph H. Giaquinto            59       Chairman of the Board, President and Chief Executive Officer

David J. Jurczynski            39       Senior Vice President, Treasurer and Chief Financial Officer

Richard D. Ammian              51       Senior Vice President and Corporate Secretary

(1)  As of December 31, 1998



Executive Officers of the Company

     Joseph H. Giaquinto. Mr. Giaquinto, age 59, is Chairman of the Board, President and Chief Executive Officer of the Bank and the Holding Company. Mr. Giaquinto began his career with Schenectady Federal in 1961 and has served in a variety of positions including his current positions since 1984.

     Richard D. Ammian. Mr. Ammian, age 51, is Senior Vice President of Administration and Marketing and Corporate Secretary. In that capacity, Mr. Ammian is responsible for human resources, employee benefits, marketing and property management functions of the Bank. Mr. Ammian joined the Bank in 1978 and held various positions with the Bank until his promotion to his current positions in 1988. Mr. Ammian serves as a director of the Bank and the Holding Company.

     David J. Jurczynski. Mr. Jurczynski, age 39, is Senior Vice President, Treasurer, and Chief Financial Officer of the Bank. Mr. Jurczynski was appointed to the position in October 1996. From 1990 to 1996, Mr. Jurczynski was Vice
President and Treasurer of Cohoes Savings Bank. Mr. Jurczynski is a certified public accountant.

Item 2.  Properties
         ----------

    The following table sets forth information concerning the main office and each branch office of the Bank at December 31, 1998. At December 31, 1998, the Bank's premises had an aggregate net book value of approximately $1.6 million.

                                       Year                   Owned or               Net Book Value
    Location                         Acquired                  Leased               December 31, 1998
    --------                         --------                  ------               -----------------
                                                                                      (In thousands)
Main Office:
251-263 State Street                   1959                     Owned                        $685
Schenectady, New York

Full Service Branches:
262 Saratoga Road                      1981                     Leased                       $ 14
Scotia, New York                                                (expires 2006)

2526-2528 Broadway                     1977                      Owned                       $352
Schenectady, New York

1624 Union Street                      1997                      Owned                       $542
Schenectady, New York

         The Bank believes that its current facilities are adequate to meet the present and foreseeable future needs of the Bank and the Holding Company. The Bank may look to open new branches when and if the prospective market is deemed to provide an opportunity to the Bank.

         The Bank's depositor and borrower customer files are maintained by an independent data processing company. The net book value of the data processing and computer equipment utilized by the Bank at December 31, 1998 was approximately $179,000.

Item 3.  Legal Proceedings
         -----------------

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

Item 4.  Submission of Matters to a Vote of Securities Holders
         -----------------------------------------------------

      No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1998.

                                     PART II


Item 5.  Market for Common Equity and Related
              Stockholder Matters
              -------------------

    Page 56 of the Company's 1998 Annual Report to Stockholders is herein incorporated by reference.


Item 6.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations
              -----------------------------------

    Pages 4 through 19 of the Company's 1998 Annual Report to Stockholders is herein incorporated by reference.


Item 7.  Financial Statements
         --------------------

    The following information appearing in the Company's Annual Report to Stockholders for the year ended December 31, 1998, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.
                                                                      Pages in
Annual Report Section                                              Annual Report
--------------------------------------------------------------------------------
Selected Consolidated Financial Information....................         2 - 3

Management's Discussion and Analysis of Financial Condition
   and Results of Operation....................................        4 - 19

Independent Auditors' Report...................................            20

Consolidated Balance Sheets as of
   December 31, 1998 and 1997..................................            21

Consolidated Statements of Income for the Years
   Ended December 31, 1998, 1997 and 1996......................            22

Consolidated Statements of Changes in Stockholders' Equity
   for the Years Ended December 31, 1998, 1997 and 1996........            23

Consolidated Statements of Cash Flows for the
   Years Ended December 31, 1998, 1997 and 1996................       24 - 25

Notes to Consolidated Financial Statements ....................       26 - 55

         With the  exception of the  aforementioned  information,  the Company's
Annual Report to Stockholders for the year ended December 31, 1998, is not deemed filed as part of this Annual Report on Form 10-KSB.


Item 8.  Changes In and Disagreements With Accountants on
              Accounting and Financial Disclosure
              -----------------------------------


         None.

                                    PART III


Item 9.   Directors, Promoters and Control Persons; Compliance With
               Section 16(a) of the Exchange Act
               ---------------------------------

Directors
---------

         Information concerning directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers
------------------

         Information regarding the business experience of the executive officers of the Company and the Bank contained in Part I of this 10-KSB is incorporated herein by reference.

Item 10.  Executive Compensation
          ----------------------

         Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the fiscal year ended December 31, 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the fiscal year ended December 31, 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

    Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

      Item 13.  Exhibits and Reports on Form 8-K

           (a) Exhibits:
                                                                    Reference to
                                                                    Prior Filing
                                                                     or Exhibit
  Regulation                                                          Number
 S-B Exhibit                                                          Attached
   Number                      Document                                Hereto
   ------                      --------                                ------

      2      Plan of acquisition, reorganization
              arrangement, liquidation or succession  . . . . . . . .   None
      3      Articles of Incorporation and Bylaws  . . . . . . . . . .     *
      4      Instruments defining the rights of security holders,
              including indentures:
               Common Stock Certificate   . . . . . . . . . . . . . .     *
      9      Voting trust agreement    . . . . . . . . . . . . . . . .  None
    10       Material Contracts
   10.1        1996 Stock Option and Incentive Plan    . . . . . . . .    *
   10.2        1996 Management Recognition Plan       . . . . . . . .     *
   10.3        Employment Agreement with Joseph H. Giaquinto      . .    **
   10.4        Employment Agreement with Richard D. Ammian        . .    **
   10.5        Employment Agreement with David J. Jurczynski      . .    **
   10.6        Severance Agreement with Michael J. Krywinski      . .    **
   10.7        Severance Agreement with William Pezzula     . . . . .    **
   10.8        Change of Control Benefit Plan   . . . . . . . . . . .    **
   11       Statement re: computation of per
              share earnings  . . . . . . . . . . . . . . . . . . . .   None
   12       Statement re: computation of ratios   . . . . . . . . . .   None
   13       Annual Report to Security Holders   . . . . . . . . . . .    13
   16       Letter on change in certifying
              accountant  . . . . . . . . . . . . . . . . . . . . . .   None
   18       Letter on change in accounting
              principles  . . . . . . . . . . . . . . . . . . . . . .   None
   21       Subsidiaries of Registrant  . . . . . . . . . . . . . . .    21
   22       Published report regarding matters
              submitted to vote of security holders . . . . . . . . .   None
   23       Consent of Experts and Counsel     . . . . . .  . . . . .    23
   24       Power of Attorney     . . . . . . . . . . . . . . . . . .   None
   27       Financial Data Schedule   . . . . . . . . . . . . . . . .   None
   28       Information from reports furnished to
              state insurance regulatory  authorities . . . . . . . .   None
   99       Additional exhibits   . . . . . . . . . . . . . . . . . .   None
 --------------------

     * Filed as exhibits to the Company's S-1 registration statement filed on March 17, 1995, (File No.33-90422) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

     ** Filed as exhibits to the Company's Annual Report on 10-KSB for the fiscal year ended December 31, 1997 under the Securities Exchange Act of 1934, filed with the SEC on March 31, 1998, and incorporated herein by reference in accordance with Item 601 of Regulation S-B.

(b)  Reports on Form 8-K:

         On October 29, 1998, Form 8-K was filed in connection with the announced execution of a termination agreement between SFS Bancorp, Inc. and Cohoes Savings Bank. On October 23, 1998, SFS Bancorp, Inc. and Cohoes Savings Bank jointly announced the execution of a Termination Agreement dated October 23, 1998 (the "Termination Agreement"), which terminated the definitive agreement dated as of July 31, 1998 by and between the Company and Cohoes (the "Merger Agreement"). Under the terms of the Merger Agreement, the Company was to have merged into a newly-formed holding company of Cohoes to be organized in connection with Cohoes' conversion from a mutual to a stock institution (the "Merger"). The Merger was terminated after Cohoes determined that due to the recent significant decline in the market values of publicly held thrift institutions, including institutions undertaking mutual-to-stock conversions, and regulatory concerns regarding the amount of stock that SFS Bancorp, Inc. shareholders would receive in the Merger, that the Merger was no longer feasible and could adversely affect the Cohoes conversion. Pursuant to the Termination Agreement, Cohoes has paid the Company a termination fee of $2 million. No financial statements were required to be filed with the Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  SFS BANCORP, INC.


Date:  March 31, 1999                        By: /s/ Joseph H. Giaquinto
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


By:   /s/ Joseph H. Giaquinto                 By:    /s/ John F. Assini, M.D.
      -----------------------                        ------------------------
      Joseph H. Giaquinto, Chairman of the           John F. Assini, M.D.
       Board, President and Chief Executive          Vice Chairman of the Board
       Officer (Principal Executive and
        Operating Officer)

Date:   March 31, 1999                        Date:   March 31, 1999
        --------------                                --------------



By:   /s/ Richard D. Ammian                   By:     /s/ Gerald I. Klein
      ---------------------                           -------------------
      Richard D. Ammian, Director                     Gerald I. Klein, Director

Date:   March 31, 1999                        Date:   March 31, 1999
        --------------                                --------------



By:   /s/ Robert A. Schlansker                By:    /s/ David J. Jurczynski
      ------------------------                       -----------------------
      Robert A. Schlansker, Director                 David J. Jurczynski
       Senior Vice President, Treasurer
          and Chief Financial Officer
           (Principal Financial and
            Accounting Officer)

Date:   March 31, 1999                        Date:   March 31, 1999
        --------------                                --------------