Form 10QSB
period 1999-03-31
SFS BANCORP INC
filed 1999-05-17
CIK 942135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


        For the Quarter ended March 31, 1999 Commission File No. 0-25994


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

       Registrant's telephone number, including area code: (518) 395-2300


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   -----

Indicate the number of shares of outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                              Number of shares outstanding
  Class of Common Stock                           as of April 30, 1999
  ---------------------                       ---------------------------
  Common Stock, Par Value $.01                         1,208,472


Transitional Small Business Disclosure Format (Check One): Yes      No  X
                                                              -----   -----

                        SFS BANCORP, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                 March 31, 1999
INDEX

Part I    FINANCIAL INFORMATION
                                                                            Page
                                                                            ----

Item 1.   Interim Financial Statements......................................   1

            Consolidated Statements of Income for the three
            months ended March 31, 1999 and 1998, (Both Unaudited)..........   2

            Consolidated Statements of Financial Condition as
            of March 31, 1999, (Unaudited) and December 31, 1998............   3

            Consolidated Statements of Changes in Stockholders' Equity for
            the three months ended March 31, 1999 and 1998, (Both Unaudited)   4

            Consolidated Statements of Cash Flows for the three
            months ended March 31, 1999 and 1998  (Both Unaudited)..........   5

            Notes to unaudited consolidated interim financial statements....   6

Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations................   7


Part II   OTHER INFORMATION

Item 1.    Legal Proceedings................................................  20

Item 2.    Changes in Securities............................................  20

Item 3.    Defaults Upon Senior Securities..................................  20

Item 4.    Submission of Matters to a Vote of Security Holders..............  20

Item 5.    Other Information................................................  20

Item 6.    Exhibits and Reports on Form 8-K.................................  20

Signatures..................................................................  21

                        SFS BANCORP, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                 March 31, 1999

--------------------------------------------------------------------------------

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

                        SFS BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                      (In Thousands, Except Per Share Data)

                                                                    THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                     -----------------
                                                                      1999       1998
                                                                     ------     ------
                                                                        (Unaudited)
Interest income:
      Loans                                                          $2,613      2,638
      Investment securities                                             181        434
      Securities available for sale                                     255         71
      Federal funds sold and cash deposits                               12         19
      Stock in Federal Home Loan Bank                                    22         24
                                                                     ------     ------
             Total interest income                                    3,083      3,186
Interest expense:

      Deposits                                                        1,520      1,713
      Borrowings                                                         10          1
                                                                     ------     ------
             Total interest expense                                   1,530      1,714
                                                                     ------     ------

             Net interest income                                      1,553      1,472

Provision for loan losses                                                15         30
                                                                     ------     ------
             Net interest income after provision for loan losses      1,538      1,442
                                                                     ------     ------
Noninterest income:
      Other loan charges                                                 28         41
      Bank fees and service charges                                      46         39
      Other                                                              34         25
                                                                     ------     ------
             Total noninterest income                                   108        105
                                                                     ------     ------

                                                                    THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                     -----------------
                                                                      1999       1998
                                                                     ------     ------
                                                                        (Unaudited)
Noninterest expense:
      Compensation and employee benefits                                676        699
      Advertising and business promotion                                 24          9
      Office occupancy and equipment expense                            168        157
      Federal deposit insurance premiums                                 23         23
      Other insurance premiums                                           17         17
      Data processing fees                                               51         47
      Professional service fees                                          61         60
      Other                                                              86         74
                                                                     ------     ------
    Total noninterest expense                                         1,106      1,086
                                                                     ------     ------
             Income before taxes                                        540        461

Income tax expense
                                                                        221        191
                                                                     ------     ------
             Net income                                              $  319     $  270
                                                                     ======     ======
Earnings per share:
     Basic                                                           $  .29     $  .25
                                                                     ======     ======
     Diluted                                                         $  .28     $  .23
                                                                     ======     ======

See accompanying notes to unaudited consolidated interim financial statements.

                        SFS BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                        (in Thousands, Except Share Data)

                                                                                               March 31,      December 31,
                                                                                                 1999              1998
                                                                                             ------------------------------
      Assets                                                                                 (Unaudited)
      ------
      Cash and due from banks                                                                 $     1,419             1,712
      Federal funds sold                                                                            2,100             2,100
                                                                                              -----------        ----------
                  Total cash and cash equivalents                                                   3,519             3,812

      Securities available for sale, at fair value                                                 15,790            16,954
      Investment securities (estimated fair value of $10,612
                   at March 31, 1999 and $11,758 at December 31, 1998)                             10,511            11,661
      Stock in Federal Home Loan Bank of NY, at cost                                                1,466             1,338
      Loans receivable, net                                                                       140,612           140,210
      Accrued interest receivable                                                                   1,116             1,133
      Premises and equipment, net                                                                   2,162             2,191
      Real estate owned                                                                               263               271
      Prepaid expenses and other assets                                                               638               597
                                                                                              -----------        ----------
           Total Assets                                                                       $   176,077           178,167
                                                                                              ===========        ==========

                        SFS BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition (Continued)
                        (in Thousands, Except Share Data)

                                                                                               March 31,      December 31,
                                                                                                 1999              1998
                                                                                             ------------------------------
                                                                                             (Unaudited)
      Liabilities and Stockholders' Equity
      ------------------------------------

      Liabilities:
          Due to depositors:
                Non-interest bearing deposits                                                 $     1,622             2,103
                Interest-bearing deposits                                                         147,462           148,475
                                                                                              -----------        ----------
                  Total Deposits                                                                  149,084           150,578

         Advance payments by borrowers for property taxes and insurance                             1,051             1,425
         Borrowings                                                                                   700               700
         Accrued expenses and other liabilities                                                     1,428             1,854
                                                                                              -----------        ----------
           Total Liabilities                                                                      152,263           154,557
                                                                                              -----------        ----------
      Stockholders' Equity:
      Preferred stock, $.01 par value.  Authorized 500,000 shares; none issued                         --                --
      Common stock, $.01 par value. Authorized 2,500,000 shares; 1,495,000
                  shares issued at March 31, 1999 and December 31, 1998                                15                15
      Additional paid-in capital                                                                   14,609            14,576
      Retained earnings, substantially restricted                                                  14,360            14,150
      Common stock acquired by Employee stock ownership plan ("ESOP")                                (718)             (718)
      Unearned recognition and retention plan                                                        (276)             (318)
      Treasury stock, at cost (286,528 shares at March 31, 1999 and
         December 31, 1998)                                                                        (4,098)           (4,089)
      Accumulated other comprehensive income                                                          (78)               (6)
                                                                                              -----------        ----------
           Total Stockholders' Equity                                                              23,814            23,610
                                                                                              -----------        ----------
           Total Liabilities and Stockholders' Equity                                         $   176,077           178,167
                                                                                              ===========        ==========

See accompanying notes to unaudited consolidated interim financial statements.

                        SFS BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (In Thousands) (Unaudited)

                                                                                                   Accumulated
                                                                               Common     Common     Other
                                             Additional                        Stock      Stock      Compre    Compre
                                    Common    Paid-in   Retained  Treasury    Acquired   Acquired    hensive   hensive
                                    Stock     Capital   Earnings    Stock      By ESOP    By RRP     Income    Income     Total
                                   --------  --------   --------   --------   --------   --------   --------   --------  --------
Three Months Ended
March 31, 1999
--------------
Balance at December 31, 1998       $     15    14,576     14,150     (4,089)      (718)      (318)        (6)              23,610

Comprehensive income:
  Net income                             --        --        319         --         --         --         --   $    319       319
  Other comprehensive income,
  net of tax:
    Unrealized net holding losses
        arising during the period
        (pre-tax $120)                   --        --         --         --         --         --        (72)       (72)      (72)
                                                                                                               --------
Comprehensive income                                                                                           $    247
                                                                                                               ========

Amortization of unearned RRP
   compensation                          --        --         --         --         --         33         --                   33

Cash dividends  declared                 --        --       (109)        --         --         --         --                 (109)

Tax benefit related to vested
      RRP shares                         --        33         --         --         --         --         --                   33

Forfeiture of RRP shares                 --        --         --         (9)        --          9         --                   --
                                   --------  --------   --------   --------   --------   --------   --------             --------
Balance at March 31, 1999          $     15    14,609     14,360     (4,098)      (718)      (276)       (78)              23,814
                                   ========  ========   ========   ========   ========   ========   ========             ========

(continued)

                                                                                                   Accumulated
                                                                               Common     Common     Other
                                             Additional                        Stock      Stock      Compre    Compre
                                    Common    Paid-in   Retained  Treasury    Acquired   Acquired    hensive   hensive
                                    Stock     Capital   Earnings    Stock      By ESOP    By RRP     Income    Income     Total
                                   --------  --------   --------   --------   --------   --------   --------   --------  --------
Three Months Ended March 31, 1998
Balance at December 31, 1997       $     15    14,365     12,422     (4,089)      (837)      (455)        10               21,431

Comprehensive income:
  Net income                             --        --        270         --         --         --         --   $    270       270
  Other comprehensive income,
  net of tax:
    Unrealized net holding losses
      arising during the period
      (pre-tax $5)                       --        --         --         --         --         --         (3)        (3)       (3)
                                                                                                               --------
Comprehensive income                                                                                           $    267
                                                                                                               ========

Amortization of unearned RRP
   compensation                          --        --         --         --         --         35         --                   35

Cash dividends  declared                 --        --        (98)        --         --         --         --                  (98)

Tax benefit related to vested
     RRP shares                          --        46         --         --         --         --         --                   46
                                   --------  --------   --------   --------   --------   --------   --------             --------

Balance at March 31, 1998          $     15    14,411     12,594     (4,089)      (837)      (420)         7               21,681
                                   ========  ========   ========   ========   ========   ========   ========             ========

                        SFS BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                      --------------------------------
                                                                                         1999                  1998
                                                                                      ---------              ---------
Increase (decrease) in cash and cash equivalents:                                                (Unaudited)
    Reconciliation of net income to net cash provided
         by operating activities:
         Net income                                                                   $     319                    270
         Adjustments to reconcile net income to
            net cash provided by operating activities:
              Depreciation and amortization                                                  59                     51
              Net accretion on investment securities                                         --                    (38)
              Net amortization (accretion) on securities available for sale                   5                     (2)
              Amortization of unearned RRP compensation                                      33                     35
              Provision for loan losses                                                      15                     30
              Writedown of real estate owned                                                  8                     --
              Decrease in accrued interest receivable                                        17                    124
              Increase in prepaid expense and other assets                                  (41)                  (117)
              Increase in accrued expense and other liabilities                            (345)                   269
                                                                                      ---------              ---------
                   Total adjustments                                                       (249)                   352
                                                                                      ---------              ---------
                 Net cash provided by operating activities                                   70                    622
                                                                                      ---------              ---------
Cash flows from investing activities:
    Proceeds from maturity/paydown of investment securities                                  48                  6,044
    Proceeds from maturity/paydown of securities available for sale                       4,000                     --
    Purchase of securities available for sale                                           ( 2,961)                (3,000)
    Purchase of Federal Home Loan Bank stock                                               (128)                    --
    Principal repayments on mortgage-backed securities                                    1,102                  1,167
    Net (increase) decrease in loans receivable                                            (312)                (2,125)
    Purchase of loans receivable                                                           (166)                (1,031)
    Capital expenditures, net of disposals                                                  (30)                   (24)
    Proceeds from the sale of real estate owned                                              61                     27
                                                                                      ---------              ---------
                  Net cash provided by investing activities                               1,614                  1,058
                                                                                      ---------              ---------

(continued)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                      --------------------------------
                                                                                         1999                  1998
                                                                                      ---------              ---------
                                                                                               (Unauditied)
Cash flows from financing activities:
    Net increase (decrease) in deposits                                                  (1,494)                   717
    Net decrease in advance payments by borrowers for
         property taxes and insurance                                                      (374)                  (196)
    Dividends paid                                                                         (109)                   (98)
                                                                                      ---------              ---------
                  Net cash provided (used) by financing activities                       (1,977)                   423
                                                                                      ----------             ---------
    Net increase (decrease) in cash and cash equivalents                                   (293)                 2,103
    Cash and cash equivalents at beginning of period                                      3,812                  2,176
                                                                                      ---------              ---------
    Cash and cash equivalents at end of period                                        $   3,519                  4,279
                                                                                      =========              =========

Supplemental  disclosures of cash flow information:
    Cash paid during the period for:
         Interest paid                                                                $  1,530                   1,728
                                                                                      =========              =========
         Taxes paid                                                                   $     687                     15
                                                                                      =========              =========
    Transfer of loans to other real estate owned                                      $      61                     --
                                                                                      =========              =========
    Net unrealized loss on securities available for sale, net of taxes                $     (72)                    (3)
                                                                                      =========              =========
    Tax (benefit) expense on unrealized gain/loss
         on securities available for sale                                             $     (48)                    (2)
                                                                                      =========              =========
    Deferred tax benefit related to vested RRP shares                                 $      33                     46
                                                                                      =========              =========

See accompanying notes to unaudited consolidated interim financial statements.

                        SFS BANCORP, INC. AND SUBSIDIARY
          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1.  Presentation of Financial Information

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related management's discussion and analysis of financial condition and results of operations filed with the 1998 Form 10-KSB of SFS Bancorp, Inc. and Subsidiary (the "Company"). Amounts in prior periods' unaudited consolidated interim financial statements are reclassified whenever necessary to conform to the current periods' presentation. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of results that may be expected for the entire year ending December 31, 1999.

The unaudited consolidated interim financial statements include the accounts of SFS Bancorp, Inc. (the "Holding Company") and its wholly owned subsidiary, Schenectady Federal Savings Bank and subsidiary (the "Bank").


NOTE 2.  Earnings Per Share

The following is a reconciliation of the numerators and denominators for the basic and diluted earnings per share (EPS) calculations for the three months ended March 31, 1999 and 1998.

                                               (in thousands except share and per share information)
                                                                          1999
                                                     ------------------------------------------
                                                                          Weighted     Per Share
                                                      Net Income       Average Shares    Amount
                                                      ----------       --------------    ------
Basic EPS                                            $        319          1,112,704    $  0.29
                                                                                        =======
Dilutive effect of potential common shares
   related to stock based compensation                         --             43,077
                                                      ----------       --------------
Diluted EPS                                          $        319          1,155,781    $  0.28
                                                     ============      =============    =======

                                                                          1998
                                                     ------------------------------------------
                                                                          Weighted     Per Share
                                                      Net Income        Average Shares   Amount
                                                      ----------       --------------    ------
Basic EPS                                            $        270         1,090,697     $  0.25
                                                                                        =======
Dilutive effect of potential common shares
   related to stock based compensation                         --            62,019
                                                      ----------       --------------
Diluted EPS                                          $        270          1,152,716    $  0.23
                                                     ============      =============    =======

                        SFS BANCORP, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                 MARCH 31, 1999


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

The Bank operates as a thrift institution with the principal business being the solicitation of deposits from the general public; these deposits, together with funds generated from operations, are invested primarily in single-family, owner occupied mortgage loans. The Bank is a member of the Federal Home Loan Bank of New York ("FHLB") and is subject to certain regulations of the Board of Governors of the Federal Reserve System with respect to reserves required to be maintained against deposits and certain other matters. The Bank's deposit accounts are insured by the Savings Association Insurance Fund ("SAIF"), as administered by the Federal Deposit Insurance Corporation ("FDIC"), up to the maximum amount permitted by law. The Bank is subject to regulation by the Office of Thrift Supervision ("OTS"). The Bank conducts its business through a four branch network located in Schenectady County situated in eastern upstate New York. The Bank's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its loan and mortgage-backed securities portfolios, investment securities and securities available for sale portfolios and other earning assets, and its cost of funds, consisting of the interest paid on its deposits and borrowings. The Bank's operating results are also impacted by the provision for loan losses, and to a lesser extent, by noninterest income. The Bank's operating expenses principally consist of employee compensation and benefits, occupancy expense and other general and administrative expenses. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of the regulatory authorities.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's most liquid assets are cash and cash equivalents and available for sale securities. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. Cash and cash equivalents of $3.8 million at December 31, 1998, decreased $300,000 to $3.5 million at March 31, 1999 as a result of a decrease in cash and due from banks. The Company's primary sources of funds are deposits and principal and interest payments on its loan and securities portfolios. While maturities and scheduled amortization of loans and securities are, in general, a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS Regulations. This requirement, which may vary at the direction of the OTS depending on economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio of liquid assets to deposits and short-term borrowings is currently 4%. The Bank's liquidity ratio was 17.53% and 19.24% at March 31, 1999 and December 31, 1998, respectively.

The Company's cash flows are comprised of three classifications: cash flows from operating activities; cash flows from investing activities; and cash flows from financing activities. Net cash flows provided by operating activities, consisting primarily of interest and dividends received less interest paid on deposits, was $70,000 and $622,000 for the three months ended March 31, 1999 and 1998, respectively. Net cash provided by investing activities, consisting primarily of disbursements for the origination and purchase of loans and the acquisition of securities available for sale offset by principal collections on loans and mortgage-backed securities and by proceeds from the maturity, call and paydown of investment securities, was $1.1 million for the three months ended March 31, 1998. Net cash of $1.6 million was provided by investing activities for the three months ended March 31, 1999 and consisted primarily of proceeds from the maturity, call and paydown of investment securities, securities available for sale and mortgage-backed securities offset by the purchase of securities available for sale and the increase in loans receivable. Net cash provided by financing activities, consisting primarily of a net increase in deposits offset by a net decrease in advance payments by borrowers for property taxes and insurance and dividends paid, was $423,000 for the three months ended March 31, 1998. Net cash used by financing activities, consisting primarily of a net decrease in deposits and in advanced payments by borrowers for property taxes and insurance combined with dividends paid, was $2.0 million for the three months ended March 31, 1999.

During the three month periods ended March 31, 1999 and 1998, the Company did not repurchase any of its shares. The Office of Thrift Supervision (OTS) restricts the number of shares which may be repurchased during the three year period following conversion. Generally, only 5% of shares outstanding may be repurchased annually during the first three years following conversion. However, the OTS has allowed additional share repurchases of 5% annually based on extenuating facts and circumstances.

At March 31, 1999, the Bank's capital exceeded each of the capital requirements of the OTS. At March 31, 1999, the Bank's tangible and core capital levels were both $20.7 million (11.8% of total adjusted assets) and its risk-based capital level was $21.7 million (23.0% of total risk-weighted assets). The current minimum regulatory capital ratio requirements are 1.5% for tangible capital, 3.0% for core capital and 8.0% for risk-weighted capital.

FINANCIAL CONDITION

Total assets decreased $2.1 million (1.2%) to $176.1 million at March 31, 1999 from $178.2 million at December 31, 1998. Securities available for sale decreased by $1.2 million (6.9%) to $15.8 million at March 31, 1999. The decrease in securities available for sale was primarily attributable to the calls of certain securities. Investment securities decreased by $1.1 million (9.9%) to $10.5 million at March 31, 1999 primarily resulting from paydowns on mortgage-backed securities.

At March 31, 1999, total liabilities were $152.3 million representing a decrease of $2.3 million (1.5%) from December 31, 1998. The decrease was primarily attributable to a net decrease in deposits and payments made by the Bank for property taxes and insurance on behalf of its borrowers. Stockholders' equity increased $204,000 to $23.8 million at March 31, 1999 as compared to $23.6 million at December 31, 1998. Retained earnings increased by $210,000 primarily as a result of net income of the Company for the three month period ended March 31, 1999 totaling $319,000 offset by dividends paid totaling $109,000.

Nonperforming assets decreased $99,000 (8.8%) totaling $1.0 million at March 31, 1999, compared with $1.1 million at December 31, 1998. The ratio of nonperforming loans to total loans receivable was .54% at March 31, 1999, compared with .61% at December 31, 1998. The ratio of nonperforming assets to total assets at March 31, 1999, was .59% compared with .64% at December 31, 1998.

Loan Receivable, Net
--------------------

A summary of loans receivable, net at March 31, 1999 and December 31, 1998 is as follows:

                                                                      March 31, 1999                  December 31, 1998
                                                                      --------------                  -----------------
Loans secured by real estate:
   Residential:
      Conventional                                                     $     114,269                            112,568
      Home Equity                                                             18,772                             19,570
      FHA Insured                                                              1,948                              2,107
      VA Guaranteed                                                            1,190                              1,358
   Commercial and multi-family                                                 4,817                              4,914
                                                                       -------------                      -------------
                                                                             140,996                            140,517
Other loans                                                                      717                                776
                                                                       -------------                      -------------
                                                                             141,713                            141,293
                                                                       -------------                      -------------
Less:
   Unearned discount and net deferred loan fees                                  131                                130
   Allowance for loan losses                                                     970                                953
                                                                       -------------                      -------------
                                                                               1,101                              1,083
                                                                       -------------                      -------------

Loans receivable, net                                                  $     140,612                            140,210
                                                                       =============                      =============

The  following  table sets forth the  information  with regard to  nonperforming assets.

                                                                      March 31, 1999                  December 31, 1998
                                                                      --------------                  -----------------
Loans on a nonaccrual status                                           $         688                                725
Loans contractually past due 90 days or
   more and still accruing interest                                               81                                135
                                                                       -------------                      -------------
      Total nonperforming loans                                                  769                                860
Other real estate owned                                                          263                                271
                                                                       -------------                      -------------
      Total nonperforming assets                                       $       1,032                              1,131
                                                                       =============                      =============

                                     - 10 -

The following table sets forth the information with regard to changes in the allowance for loan losses.

                                                                             For the three months ended March 31,
                                                                             1999                               1998
                                                                       -------------                      -------------
Balance, beginning of period                                           $         953                                778
Provision charged to operations                                                   15                                 30
Loans charged off                                                                 --                                 --
Recoveries on loans previously charged off                                         2                                 32
                                                                       -------------                      -------------

Balance, end of period                                                 $         970                                840
                                                                       =============                      =============

Average Balance Data,  Interest Rates and Interest  Differential and Rate/Volume
--------------------------------------------------------------------------------
Analysis
--------

The following information regarding average balances and rates earned/paid and the rate/volume analysis is an integral component of the discussion of operating results for the three months ended March 31, 1999, compared with the corresponding period of the prior year.

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

                        SFS BANCORP, INC. AND SUBSIDIARY
         Average Balance Data, Interest Rates and Interest Differential
                       (Dollars in Thousands) (Unaudited)

                                                                   THREE MONTHS ENDED MARCH  31,
                                          ------------------------------------------------------------------------------
                                                        1999                                        1998
                                          -----------------------------------      -------------------------------------
                                            AVERAGE         INTEREST                 AVERAGE          INTEREST
                                          OUTSTANDING        EARNED/   YIELD/      OUTSTANDING         EARNED/     YIELD/
                                            BALANCE           PAID      RATE         BALANCE            PAID       RATE
                                          -----------       --------   ------      ------------       ---------    ------
Interest-earning assets:
      Loans receivable, net (1)            $ 141,364        $   2,613    7.50%      $  135,377          $  2,638   7.90%
      Mortgage-backed securities               9,326              149    6.48           16,545               259   6.35
      Securities available for sale           17,047              255    6.07            4,308                71   6.68
      Debt securities                          1,807               32    7.18           10,419               175   6.81
      Other interest-earning asset
           including cash equivalents          1,007               12    4.83            1,461                19    5.27
       FHLB stock                              1,352               22    6.60            1,338                24    7.27
                                          ----------        ---------               ----------          --------
Total interest-earning assets                171,903            3,083    7.27          169,448             3,186   7.63
                                          ----------        ---------               ----------          --------

      Savings accounts                        35,943              219    2.47           36,323               269   3.00
      Money market accounts                    8,608               68    3.20            7,558                63   3.38
      Demand and NOW accounts (2)             12,089               33    1.11           10,514                37   1.43
      Certificate accounts                    92,157            1,195    5.26           95,395             1,339   5.69
      Escrow                                     901                5    2.23              952                 5   2.13
      Borrowings                                 814               10    4.98               76                 1   5.34
                                          ----------       ----------               ----------          --------
Total interest-bearing liabilities           150,512            1,530    4.12          150,818             1,714    4.61
                                          ----------       ----------               ----------          -------
Net interest income                                        $   1,553                                    $  1,472
                                                           =========                                    ========
Net interest rate spread                                                3.15%                                      3.02%
                                                                        =====                                      =====
Net earning assets                       $   21,391                                 $   18,630
                                         ==========                                 ==========
Net yield on average
       interest-earning assets                                          3.66%                                      3.52%
                                                                        =====                                      =====
Average interest-earning
       assets to average
       interest-bearing liabilities            1.14X                                     1.12X
                                               =====                                     =====

(1)  Calculated net of deferred loan fees and includes nonaccrual loans.
(2)  Includes noninterest-bearing demand accounts.

                        SFS BANCORP, INC. AND SUBSIDIARY
                              RATE VOLUME ANALYSIS
                           (In Thousands) (Unaudited)

                        THREE MONTHS ENDED MARCH 31, 1999
                                  COMPARED WITH
                        THREE MONTHS ENDED MARCH 31, 1998
                        ---------------------------------

                                                               INCREASE   (DECREASE)
                                                            ----------------------------------------------
                                                                      DUE TO
                                                            ----------------------------
                                                             VOLUME               RATE               NET
                                                            -------              -------           -------
                  Interest-earning assets:
                    Loans receivable, net                   $   154                (179)               (25)
                    Mortgage-backed securities                 (115)                  5               (110)
                    Securities-available for sale               191                  (7)               184
                    Debt securities                            (153)                 10               (143)
                    Other interest-earning assets               (6)                  (1)                (7)
                    FHLB stock                                    0                  (2)                (2)
                                                            -------              -------           -------
                  Total interest-earning assets             $    71                (174)              (103)
                                                            =======              =======           =======
                  Interest-bearing liabilities:
                    Savings deposits                        $    (3)                 (47)              (50)
                    Money market accounts                         8                   (3)                5
                    Demand and NOW deposits                       5                   (9)               (4)
                    Certificate accounts                        (44)                (100)             (144)
                    Escrow                                        0                    0                 0
                    Borrowings                                    9                    0                 9
                                                            -------              --------          --------
                  Total interest-bearing liabilities        $   (25)                (159)             (184)
                                                            =======              =======           =======

                  Change in net interest income                                                    $    81
                                                                                                   =======

COMPARISONS OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1999

Three months ended March 31, 1999 compared with 1998

Net income for the quarter ended March 31, 1999, was $319,000 or $.29 basic earnings per share and $.28 diluted earnings per share. This represented an increase of $49,000 (18.1%) from the comparable quarter of the prior year. The increase in net income was primarily attributable to an increase in net interest income and a decrease in provision for loan losses. These positive impacts to earnings were partially offset by increases in non-interest expense and income tax expense. Noninterest income was relatively consistent with the same quarter a year ago. The annualized return on average assets ("ROA") for the current quarter amounted to .73% compared with .62% for the comparable quarter a year ago. The annualized return on average equity ("ROE") was 5.68% (on average equity of $22.5 million) compared with 5.10% (on average equity of $21.1 million) a year earlier.

Interest income for the three months ended March 31, 1999, totaled $3.1 million, a decrease of $103,000 (3.2%) from 1998's first quarter. The factors contributing to the decrease in interest income was a decrease in earnings on loans which decreased $25,000 (3.2%) as a result of a 40 basis point decrease in average rates earned offset by a $6.0 million (4.4%) increase in the average balance invested. Average loans as a percentage of total interest-earning assets increased from 79.9% during the first quarter 1998 to 82.2% for the same period in 1999. Interest earned on mortgage-backed securities decreased $110,000 (42.5%) as a result of a $7.2 million (43.6%) decrease in the average balance invested offset by a 13 basis point increase in average rates earned. Interest income on securities available for sale increased $184,000 (259.2%) as a result of an increase of $12.7 million (295.7%) in the average invested balance offset by a decrease of 61 basis points in average rates earned. Interest income on debt securities decreased $143,000 (81.7%) as a result of a decrease in average invested balances of $8.6 million (82.7%) offset by an increase of 37 basis points in rates earned.

Interest expense for the quarter ended March 31, 1999, amounted to $1.5 million, $184,000 (10.7%) less than the corresponding quarter of the prior year. The decrease occurred as a result of a $308,000 (0.2%) decrease in average interest bearing liabilities to $150.5 million combined with a 49 basis point decrease in average rates paid to 4.12%. The mix within the funding structure changed as the average balances grew in money market accounts by $1.2 million (15.6%) and in demand and NOW accounts by $1.6 million (15.0%). In addition, average borrowings increased $738,000 (971.1%) to $814,000. The average certificate accounts balance declined $3.3 million (3.5%) and average savings account balance declined  $380,000  (1.0%).  The  decrease in average  rates paid on all deposit accounts was a reflection of general interest rates and a competitive environment that prevailed during the first quarter of 1999 compared with 1998.

Net interest income for the three months ended March 31, 1999 totaled $1.6 million, $81,000 (5.5%) greater than the comparable quarter a year ago. The interest rate spread increased 13 basis points to 3.15% for the quarter ended March 31, 1999. The net interest margin for the most recent quarter of 3.66% was 14 basis points greater than the comparable quarter a year ago.

Provision for Loan Losses
-------------------------

The provision for loan losses amounted to $15,000 for the quarter ended March 31, 1999, down $15,000 from the same quarter in 1998. The Bank utilizes the provision for loan losses to maintain an allowance for loan losses that it deems appropriate to provide for known and inherent risks in its loan portfolio. In determining the adequacy of its allowance for loan losses, management takes into account the current status of the Bank's loan portfolio and changes in appraised values of collateral as well as general economic conditions. As of March 31, 1999, the Bank's allowance for loan losses totaled $970,000 (0.68% of total gross loans and 126.14% of nonperforming loans) compared with $953,000 (0.67% of total gross loans and 110.76% of nonperforming loans) at December 31, 1998.

Noninterest Income
------------------

Noninterest income amounted to $108,000 for the three months ended March 31, 1999 compared to $105,000 for the three months ended March 31, 1998.

Noninterest Expense
-------------------

Noninterest expense increased $20,000 (1.8%) to $1.1 million for the three months ended March 31, 1999, as compared with the same period in 1998. Compensation and employee benefits decreased $23,000 (3.3%) between the respective quarters. This decrease was primarily attributable to a reduction in staffing and a decrease in the employee stock ownership plan expense.
Advertising and business promotion increased $15,000 (166.7%) to $24,000 resulting primarily from increased advertising in relation to the new product offerings and promotions. Office occupancy and equipment expense increased $9,000 (7.0%) to $168,000 due primarily to the outsourcing of maintenance services previously performed by the Bank's maintenance staff. Other noninterest expense increased $12,000 (16.2%) to $86,000 due in part to the writedown of a foreclosed property to its net realizable value after entering into a contract to sell the property. FDIC insurance premiums, other insurance premiums, data processing fees and professional service fees remained relatively the same for the quarters ended March 31, 1999 and March 31, 1998.

Income Tax Expense
------------------

Income tax expense totaled $221,000 and $191,000 for the three months ended March 31, 1999 and 1998, respectively. The increase in income tax expense was primarily attributable to the $79,000 (17.1%) increase in income before taxes to $540,000 for the three months ended March 31, 1999. The effective tax rate for the quarter ended March 31, 1999 was 40.9% compared to 41.4% for the comparable quarter in the previous year.

Impact of New Accounting Standards
----------------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently evaluating the impact of this Statement on the Company's consolidated financial statements.

Impact of the Year 2000
-----------------------

General. The Year 2000 ("Y2K") issue confronting the Company and its suppliers, customers, customers' suppliers and competitors centers on the inability of computer systems to recognize the year 2000. Many existing computer programs and systems originally were programmed with six digit dates that provided only two digits to identify the calendar year in the date field. . With the impending new millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000.

Financial institution regulators have increased their focus upon Y2K compliance issues and have issued guidance concerning the responsibilities of senior management and directors. The Federal Financial Institutions Examination Council ("FFIEC") has issued several interagency statements on Y2K Project Management Awareness. These statements require financial institutions to, among other things, examine the Y2K implications of their reliance on vendors and with respect to data exchange and the potential impact of the Y2K issue on their customers, suppliers and borrowers. These statements also require each federally regulated financial institution to survey its exposure, measure its risk and prepare a plan to address the Y2K issue. In addition, the federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as the Bank, to assure resolution of any Y2K problems. The federal banking agencies have assessed that Y2K testing and certification is a key safety and soundness issue in conjunction with regulatory exams and, thus, that an institution's failure to address appropriately the Y2K issue could result in supervisory action, including the reduction of the institution's supervisory ratings, the denial of applications for approval of mergers or acquisitions or the imposition of civil money penalties.

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

State of Readiness. During May 1998, the Company formally approved its plan to address the Y2K issue. Since that time the Company has taken the following steps:

o    Established senior management advisory and review responsibilities;
o    Completed a Company-wide inventory of applications and system software;
o Implemented a tracking database for applications and vendor software created by regulators;
o    Developed compliance plans and schedules for all lines of business;
o    Begun computer application testing;
o    Initiated vendor compliance verification;
o Contacted significant vendors with whom the Company interacts to determine their state of readiness;
o Begun awareness and education activities for employees through existing internal communication channels;
o Developed a process to respond to customer inquires as well as help educate customers on the Y2K issue; and
o    Developed a contingency and business resumption plan.

The following paragraphs summarize the phases of the Company's Y2K plan:

1. Awareness Phase. The Company formally established a Y2K plan headed by a senior manager, and a Y2K committee was assembled for management of the project. The project committee created a plan of action that includes milestones, budget estimates, strategies, and methodologies to track and report the status of the project. Members of the project committee also attended conferences and information sharing sessions to gain more insight into the Y2K issue and potential strategies for addressing it. This phase is complete.

2. Assessment Phase. The Company's strategies were further developed with respect to how the objectives of the Y2K plan would be achieved, and a Y2K business risk assessment was made to quantify the extent of the Company's Y2K exposure. A corporate inventory (which is periodically updated as new technology is acquired and as systems progress through subsequent phases) was developed to identify and monitor Y2K readiness for information systems (hardware, software, utilities, and vendors) as well as environmental systems (security systems, facilities, etc.). Systems were prioritized based on business impact and available alternatives. Mission critical systems supplied by vendors were researched to determine Y2K readiness. If Y2K-ready versions were not available, the Company began identifying functional replacements which were either upgradeable to currently Y2K-ready, and a formal plan was developed to repair, upgrade or replace all mission critical systems. This phase is complete.

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

3. Conversion/Renovation Phase. The Company's corporate inventory revealed that upgrades are available for all vendor-supplied mission critical systems. All mission critical applications and the majority of other applications which are deemed Y2K-ready have been received and placed into production and have entered the validation process. This phase is substantially complete.

4. Validation/Implementation Phase. This phase is designed to test the ability of hardware and software to accurately process date sensitive data. The Company has substantially completed validation testing of mission critical applications. The Company's Y2K test environment, periodically supplied by its service bureau data center, is virtually insulated from production and development environments. The Company has reassigned internal personnel responsibilities in anticipation of the increased work efforts and has increased staff to support normal business activities. During the validation testing process to date, no significant Y2K problems have been identified relating to any modified or upgraded mission critical systems.

Company's Resources Invested. The Company's Y2K committee has been assigned the task of ensuring that all systems across the Company are identified, analyzed for Y2K compliance, corrected if necessary, tested, and changes put into service. The Y2K committee members represent all functional areas of the
Company, including retail banking, data processing, loan administration, accounting, operations, compliance, human resources, and marketing. The committee is headed by a senior vice president who reports directly to the Company's chief executive officer. The Company's Board of Directors oversees the Y2K plan and provides guidance and resources to the project committee. The Board is updated periodically as to the progress of the committee.

The Company is expensing all costs associated with required system changes as those projects are incurred, and such costs are being funded through operating cash flow. Expenditures incurred for hardware upgrades are being capitalized and depreciated in accordance with the Company's policies. The total expenditures associated with the Y2K conversion project, exclusive of internal costs, are estimated to be approximately $100,000. As of March 31, 1999, the Company incurred or was contractually committed for services, equipment and software totaling approximately $73,000 for the Y2K conversion project. The Company does not expect significant increases in future data processing costs related to Y2K compliance above the aforementioned estimate.

Contingency Plans. Virtually all the Company's mission critical systems are dependent on third party vendors or service providers. Therefore, contingency plans include selecting a new vendor or service provider and converting to their system. In the event a current vendor's system fails during validation testing and it is determined that the vendor is unable or unwilling to correct the failure, the Company will convert to a new system from a list of prospective vendors. In each case, realistic trigger dates have been established to allow for orderly and successful conversion. The Board of Directors approved a formal contingency and business resumption plan in December 1998.

                        SFS BANCORP, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                 MARCH 31, 1999

                           PART II - OTHER INFORMATION
                           ---------------------------

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

                                          SFS BANCORP, INC.
                                          (Registrant)

DATE:  May 17, 1999                   BY: /s/ Joseph H. Giaquinto
                                      ---------------------------
                                          Joseph H. Giaquinto
                                          Chairman of the Board,
                                          President and Chief Executive Officer
                                          (Duly Authorized Officer)


DATE:  May 17, 1999                   BY: /s/ David J. Jurczynski
                                      ---------------------------
                                          David J. Jurczynski
                                          Senior Vice President, Treasurer and
                                          Chief Financial Officer
                                          (Principal Financial Officer)