Form 10QSB
period 1999-06-30
SFS BANCORP INC
filed 1999-08-16
CIK 942135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended June 30, 1999                  Commission File No. 0-25994


                                SFS BANCORP, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)



         DELAWARE                                    22-3366295
         ------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification Number)


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

Indicate the number of shares of outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Number of shares outstanding
        Class of Common Stock                              as of July 31, 1999
        ---------------------                       ----------------------------

        Common Stock, Par $.01                              1,207,755



Transitional Small Business Disclosure Format (Check One): Yes  [   ]  No [  X ]

                        SFS BANCORP, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                  JUNE 30, 1999


INDEX
-----

Part I    FINANCIAL INFORMATION
                                                                            Page

Item 1.   Interim Financial Statement.......................................   1

            Consolidated Statements of Income for the Three
            months ended June 30, 1999 and 1998  (Unaudited)................   2

            Consolidated Statements of Income for the Six
            months ended June 30, 1999 and 1998  (Unaudited)................   3

            Consolidated Statements of Financial Condition as
            of June 30, 1999 (Unaudited) and December 31, 1998..............   4

            Consolidated Statements of Changes in Stockholders' Equity for
            the six months ended June 30, 1999 and 1998   (Unaudited).......   5

            Consolidated Statements of Cash Flows for the six
            months ended June 30, 1999 and 1998  (Unaudited)................   6

            Notes to unaudited consolidated interim financial statements....   7

Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations.................  9


Part II   OTHER INFORMATION

Item 1.   Legal Proceedings.................................................. 25

Item 2.   Changes in Securities and Use of Proceeds ........................  25

Item 3.   Defaults Upon Senior Securities...................................  25

Item 4.   Submission of Matters to a Vote of Security Holders...............  25

Item 5.   Other Information.................................................  25

Item 6.   Exhibits and Reports on Form 8-K..................................  25

Signatures................................................................... 26

                        SFS BANCORP, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                  JUNE 30, 1999



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

                                  SFS BANCORP, INC. AND SUBSIDIARY
                                 Consolidated Statements of Income
                               (In Thousands, Except Per Share Data)


                                                                                THREE MONTHS ENDED
                                                                                     JUNE  30,
                                                                                ------------------
                                                                                  1999       1998
                                                                                 ------     ------
                                                                                    (Unaudited)
            Interest income:
                  Loans ....................................................     $2,597     $2,687
                  Investment securities ....................................        156        329
                  Securities available for sale ............................        257        127
                  Federal funds sold and cash deposits .....................         30         37
                  Stock in Federal Home Loan Bank ..........................         25         25
                                                                                 ------     ------
                         Total interest income .............................      3,065      3,205
                                                                                 ------     ------

            Interest expense:
                  Deposits
                                                                                  1,519      1,746
                  Borrowings ...............................................          9         --
                                                                                 ------     ------
                        Total interest expense .............................      1,528      1,746
                                                                                 ------     ------

                         Net interest income ...............................      1,537      1,459

            Provision for loan losses
                                                                                     15         30
                                                                                 ------     ------
                         Net interest income after provision for loan losses      1,522      1,429
                                                                                 ------     ------

            Noninterest income:
                  Other loan charges .......................................         27         43
                  Bank fees and service charges ............................         45         44
                  Other ....................................................          7         34
                                                                                 ------     ------
                         Total noninterest income ..........................         79        121
                                                                                 ------     ------

            Noninterest expense:
                  Compensation and employee benefits .......................        661        629
                  Advertising and business promotion .......................         28          9
                  Office occupancy and equipment expense ...................        152        150
                  Federal deposit insurance premiums .......................         22         23
                  Other insurance premiums .................................         17         19
                  Data processing fees .....................................         47         47
                  Professional service fees ................................         63         79
                  Merger-related expenses ..................................        167         --
                  Other ....................................................         75         88
                                                                                 ------     ------
                         Total noninterest expense
                                                                                  1,232      1,044
                                                                                 ------     ------
                         Income before taxes ...............................        369        506

            Income tax expense
                                                                                    200        208
                                                                                 ------     ------
                         Net income ........................................     $  169     $  298
                                                                                 ======     ======

            Earnings per share:
                 Basic .....................................................     $  .15        .27
                                                                                 ======     ======
                 Diluted ...................................................     $  .15        .26
                                                                                 ======     ======

             See accompanying notes to unaudited consolidated interim financial statements.

                                  SFS BANCORP, INC. AND SUBSIDIARY
                                 Consolidated Statements of Income
                               (In Thousands, Except Per Share Data)

                                                                                  SIX MONTHS ENDED
                                                                                     JUNE  30,
                                                                                 -----------------
                                                                                  1999       1998
                                                                                 ------     ------
                                                                                   (Unaudited)
            Interest income:
                  Loans ....................................................     $5,210     $5,325
                  Investment securities ....................................        338        763
                  Securities available for sale ............................        512        198
                  Federal funds sold and cash deposits .....................         42         56
                  Stock in Federal Home Loan Bank ..........................         47         49
                                                                                 ------     ------
                         Total interest income .............................      6,149      6,391
                                                                                 ------     ------

            Interest expense:
                  Deposits
                                                                                  3,039      3,459
                  Borrowings ...............................................         19          1
                                                                                 ------     ------
                         Total interest expense ............................      3,058      3,460
                                                                                 ------     ------

                         Net interest income ...............................      3,091      2,931

            Provision for loan losses
                                                                                     30         60
                                                                                 ------     ------
                         Net interest income after provision for loan losses      3,061      2,871
                                                                                 ------     ------

            Noninterest income:
                  Other loan charges .......................................         55         84
                  Bank fees and service charges ............................         92         83
                  Other ....................................................         41         59
                                                                                 ------     ------
                         Total noninterest income ..........................        188        226
                                                                                 ------     ------

            Noninterest expense:
                  Compensation and employee benefits .......................      1,337      1,328
                  Advertising and business promotion .......................         52         19
                  Office occupancy and equipment expense ...................        319        307
                  Federal deposit insurance premiums .......................         45         47
                  Other insurance premiums .................................         34         36
                  Data processing fees .....................................         98         94
                  Professional service fees ................................        125        138
                  Merger-related expenses ..................................        167         --
                  Other ....................................................        162        162
                                                                                 ------     ------
                         Total noninterest expense
                                                                                  2,339      2,131
                                                                                 ------     ------
                         Income before taxes ...............................        910        966

            Income tax expense .............................................        421        399
                                                                                 ------     ------
                         Net income ........................................     $  489        567
                                                                                 ======     ======

            Earnings per share:
                 Basic .....................................................     $  .44        .52
                                                                                 ======     ======

                 Diluted ...................................................     $  .42        .49
                                                                                 ======     ======


             See accompanying notes to unaudited consolidated interim financial statements.

                                        SFS BANCORP, INC. AND SUBSIDIARY
                                 Consolidated Statements of Financial Condition
                                             (Dollars in Thousands)
                                                                                      June 30,      December 31,
                                                                                        1999            1998
                                                                                      ---------      ---------
      Assets                                                                         (Unaudited)
      ------
      Cash and due from banks ...................................................     $   1,693          1,712
      Federal funds sold ........................................................         1,600          2,100
                                                                                      ---------      ---------
                  Total cash and cash equivalents ...............................         3,293          3,812

      Securities available for sale, at fair value ..............................        20,504         16,954
      Investment securities (estimated fair value of $8,978
                   at June 30, 1999 and $11,758 at December 31, 1998) ...........         8,947         11,661
      Stock in Federal Home Loan Bank of NY, at cost ............................         1,466          1,338
      Loans receivable, net .....................................................       140,965        140,210
      Accrued interest receivable ...............................................         1,105          1,133
      Premises and equipment, net ...............................................         2,109          2,191
      Real estate owned .........................................................           187            271
      Prepaid expenses and other asset ..........................................           555            597
                                                                                      ---------      ---------
                  Total Assets ..................................................     $ 179,131        178,167
                                                                                      =========      =========


      Liabilities and Stockholders' Equity
      Liabilities:
          Due to depositors:
                Non-interest bearing deposits ...................................     $   2,427          2,103
                Interest bearing deposits .......................................       149,208        148,475
                                                                                      ---------      ---------
                  Total Deposits ................................................       151,635        150,578

           Advance payments by borrowers for property taxes and insurance .......         1,863          1,425
         Borrowings .............................................................           700            700
           Accrued expenses and other liabilities ...............................         1,199          1,854
                                                                                      ---------      ---------
                  Total Liabilities .............................................       155,397        154,557
                                                                                      ---------      ---------

      Stockholders' Equity:
         Preferred stock, $.01 par value.  Authorized 500,000 shares; none issued            --             --
           Common stock, $.01 par value. Authorized 2,500,000 shares; 1,495,000
         shares issued at June 30, 1999 and December 31, 1998 ...................            15             15
           Additional paid-in capital ...........................................        14,609         14,576
           Retained earnings, substantially restricted ..........................        14,422         14,150
         Common stock acquired by employee stock ownership plan ("ESOP") ........          (718)          (718)
           Unearned recognition and retention plan ..............................          (243)          (318)
           Treasury stock, at cost (287,245 shares at June 30, 1999 and
                    286,528 shares at December 31, 1998) ........................        (4,098)        (4,089)
         Accumulated other comprehensive income .................................          (253)            (6)
                                                                                      ---------      ---------
                        Total Stockholders' Equity ..............................        23,734         23,610
                                                                                      ---------      ---------
                          Total Liabilities and Stockholders' Equity ............     $ 179,131        178,167
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

                                                  SFS BANCORP, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                     (In Thousands) (Unaudited)

                                                                                             Common         Common     Accumulated
                                                  Additional                                  Stock          Stock         Other
                                       Common       Paid-in      Retained      Treasury      Acquired      Acquired   Comprehensive
                                        Stock       Capital      Earnings        Stock        By ESOP        By RRP       Income
                                        -----       -------      --------        -----        -------        ------       ------
Six Months Ended
June 30, 1999
Balance at December 31, 1998 ....     $     15       14,576       14,150        (4,089)         (718)         (318)           (6)

Comprehensive income
  Net income ....................           --           --          489            --            --            --            --
  Other comprehensive income,
  net of tax:
    Unrealized net holding losses
        arising during the year
        (pre-tax $410) ..........           --           --           --            --            --            --          (247)

Comprehensive income ............

Amortization of unearned RRP
   Compensation .................           --           --           --            --            --            66            --
Cash dividends declared .........           --           --         (217)           --            --            --            --
Forfeiture of RRP shares ........           --           --           --            (9)           --             9            --

Tax benefit related to
vested RRP shares ...............           --           33           --            --            --            --            --
                                      --------     --------     --------      --------      --------      --------      --------
Balance at June 30, 1999 ........     $     15       14,609       14,422        (4,098)         (718)         (243)         (253)
                                      ========     ========     ========      ========      ========      ========      ========

Six Months Ended
June 30, 1998
Balance at December 31, 1997 ....     $     15       14,365       12,422        (4,089)         (837)         (455)           10

Comprehensive income:
  Net income ....................           --           --          567            --            --            --            --
  Other comprehensive income,
  net of tax:
    Unrealized net holding losses
      arising during the period .
      (pre-tax $6) ..............           --           --           --            --            --            --            (4)

Comprehensive income ............

Amortization of unearned RRP
   Compensation .................           --           --           --            --            --            69            --
Cash dividends  declared ........           --           --         (194)           --            --            --            --
Tax benefit related to
vested RRP shares ...............           --           46           --            --            --            --            --
                                      --------     --------     --------      --------      --------      --------      --------

Balance at June 30, 1998 ........     $     15       14,411       12,795        (4,089)         (837)         (386)            6
                                      ========     ========     ========      ========      ========      ========      ========

                                                    Comprehensive
                                                        Income         Total
                                                        ------         -----
Six Months Ended
June 30, 1999
Balance at December 31, 1998 ....                                      23,610

Comprehensive income
  Net income ....................                      $    489           489
  Other comprehensive income,
  net of tax:
    Unrealized net holding losses
        arising during the year
        (pre-tax $410) ..........                          (247)         (247)
                                                       --------
Comprehensive income ............                      $    242
                                                       ========

Amortization of unearned RRP
   Compensation .................                                          66
Cash dividends declared .........                                        (217)
Forfeiture of RRP shares ........                                          --
Tax benefit related to
vested RRP shares ...............                                          33
                                                                      -------

Balance at June 30, 1999 ........                                      23,734
                                                                      =======
Six Months Ended
June 30, 1998
Balance at December 31, 1997 ....                                      21,431

Comprehensive income:
  Net income ....................                      $    567           567
  Other comprehensive income,
  net of tax:
    Unrealized net holding losses
      arising during the period .
      (pre-tax $6) ..............                            (4)           (4)
                                                       --------
Comprehensive income ............                      $    563
                                                       ========
Amortization of unearned RRP
   Compensation .................                                          69

Cash dividends declared .........                                        (194)
Tax benefit related to
vested RRP shares ...............                                          46

                                                                     --------
Balance at June 30, 1998 ........                                      21,915
                                                                     ========

 See accompanying notes to unaudited consolidated interim financial statements.

                                  SFS BANCORP, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (In Thousands)
                                                                                  Six Months Ended
                                                                                      June 30,
                                                                              ---------------------
                                                                                1999           1998
                                                                              -------       -------
Increase (decrease) in cash and cash equivalents:                                   (Unaudited)
    Reconciliation of net income to net cash provided
         by operating activities:
         Net income ......................................................     $   489          567
         Adjustments to reconcile net income to
         net cash provided by operating activities:
          Depreciation and amortization ..................................         117          100
          Net accretion on investment securities .........................          --          (74)
          Net amortization (accretion) on securities available for sale ..           9           (1)
          Amortization of unearned RRP compensation ......................          66           69
          Provision for loan losses ......................................          30           60
          Writedown of real estate owned .................................           8           --
          Decrease in accrued interest receivable ........................          28           69
          Decrease in prepaid expense and other assets ...................          42            1
          Increase (decrease) in accrued expense and other liabilities....        (459)         239
                                                                               -------      -------
                   Total adjustments .....................................        (159)         463
                                                                               -------      -------
                 Net cash provided by operating activities ...............         330        1,030
                                                                               -------      -------
Cash flows from investing activities:
    Proceeds from maturity/paydown of investment securities ..............          55        8,885
    Proceeds from maturity/paydown of securities available for sale ......       5,000           --
    Purchase of securities available for sale ............................      (8,969)      (4,000)
    Purchase of Federal Home Loan Bank Stock .............................        (128)          --
    Principal repayments on mortgage-backed securities ...................       2,659        3,258
    Net increase in loans receivable .....................................        (163)      (6,059)
    Purchase of loans receivable .........................................        (684)      (1,504)
    Capital expenditures, net of disposals ...............................         (35)         (29)
    Proceeds from the sale of real estate owned ..........................         138           27
                                                                               -------      -------
         Net cash provided (used) by investing activities ................      (2,127)         578
                                                                               -------      -------
Cash flows from financing activities:
    Net increase in deposits .............................................       1,057        2,410
    Net increase in advance payments by borrowers for
         property taxes and insurance ....................................         438          580
    Dividends paid .......................................................        (217)        (194)
                                                                               -------      -------
    Net cash provided by financing activities ............................       1,278        2,796
                                                                               -------      -------
         Net increase (decrease) in cash and cash equivalents ............        (519)       4,404
    Cash and cash equivalents at beginning of period .....................       3,812        2,176
                                                                               -------      -------
    Cash and cash equivalents at end of period ...........................     $ 3,293        6,580
                                                                               =======      =======

Supplemental  disclosures of cash flow information:
    Cash paid during the period for:
         Interest paid ...................................................     $ 3,064        3,475
                                                                               =======      =======
         Taxes paid ......................................................     $ 1,157          405
                                                                               =======      =======
    Transfer of loans to other real estate owned .........................     $    62           67
                                                                               =======      =======
    Net unrealized loss on securities available for sale, net of taxes ...     $  (247)          (4)
                                                                               =======      =======
    Deferred tax benefit on unrealized gain/loss
         on securities available for sale ................................     $   163            2
                                                                               =======      =======
    Deferred tax benefit related to vested RRP shares ....................     $    33           46
                                                                               =======      =======

See accompanying notes to unaudited consolidated interim financial statements.

                        SFS BANCORP, INC. AND SUBSIDIARY
          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 1.  Presentation of Financial Information

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related management's discussion and analysis of financial condition and results of operations filed with the 1998 Form 10-KSB of SFS Bancorp, Inc. and Subsidiary (the "Company"). Amounts in prior periods' unaudited consolidated interim financial statements are reclassified whenever necessary to conform to the current periods' presentation. The results of operations for the three and six months ended June 30, 1999, are not necessarily indicative of results that may be expected for the entire year ending December 31, 1999.

The unaudited consolidated interim financial statements include the accounts of SFS Bancorp, Inc. (the "Holding Company" or "SFS") and its wholly owned subsidiary, Schenectady Federal Savings Bank and subsidiary (the "Bank").


NOTE 2.  Earnings Per Share

The following is a reconciliation of the numerators and denominators for the basic and diluted earnings per share (EPS) calculations for the three and six month periods ended June 30, 1999 and 1998.

Three Months Ended June 30:
---------------------------
                           (in thousands except share and per share information)

                                                                1999
                                               -------------------------------------
                                                              Weighted     Per Share
                                               Net Income  Average Shares    Amount
                                               ----------  --------------    ------
Basic EPS ................................     $     169     1,114,229      $   0.15
                                                                            ========
Dilutive effect of potential common shares
   related to stock based compensation ...            --        48,930
                                               ---------     ---------
Diluted EPS ..............................     $     169     1,163,159      $   0.15
                                               =========     =========      ========

                                                                1998
                                               -------------------------------------
                                                               Weighted    Per Share
                                               Net Income   Average Shares   Amount
                                               ----------   --------------   ------
Basic EPS .................................    $     298     1,092,222      $   0.27
                                                                            ========
Dilutive effect of potential common shares
   related to stock based compensation ....           --        55,590
                                               ---------     ---------
Diluted EPS ...............................    $     298     1,147,812      $   0.26
                                               =========     =========      ========

Six Months Ended June 30:
-------------------------

                           (in thousands except share and per share information)

                                                               1999
                                               --------------------------------------
                                                             Weighted       Per Share
                                               Net Income  Average Shares     Amount
                                               ----------  --------------     ------
Basic EPS ................................     $     489     1,113,471      $   0.44
                                                                            ========
Dilutive effect of potential common shares
   related to stock based compensation ...            --        46,188
                                               ---------     ---------      --------
Diluted EPS ..............................     $     489     1,159,659      $   0.42
                                               =========     =========      ========
                                                               1998
                                               --------------------------------------
                                                             Weighted       Per Share
                                               Net Income  Average Shares     Amount
                                               ----------  --------------     ------
Basic EPS ................................     $     567     1,091,464      $   0.52
                                                                            ========
Dilutive effect of potential common shares
   related to stock based compensation ...            --        56,563
                                               ---------     ---------
Diluted EPS ..............................     $     567     1,148,027     $   0.49
                                               =========     =========     ========

NOTE 3.  Proposed Merger

On May 17, 1999, SFS and Hudson River Bancorp, Inc. ("Hudson") announced the execution of a definitive agreement by and between SFS and Hudson (the "Merger Agreement"). Under the terms of the Merger Agreement, SFS will merge into a to-be-formed wholly owned subsidiary of Hudson (the "Merger"). Following the Merger, SFS will then be merged into Hudson pursuant to an Agreement and Plan of Merger and Schenectady Federal Savings Bank will be merged with and into Hudson River Bank & Trust Company, a wholly owned subsidiary of Hudson. Concurrent with the execution and delivery of the Merger Agreement, SFS and Hudson entered into a Stock Option Agreement (the "Stock Option Agreement") pursuant to which SFS granted Hudson an option, exercisable under certain circumstances, to acquire up to 240,485 shares of SFS common stock (subject to adjustment). Pursuant to the Merger Agreement, each issued and outstanding share of SFS common stock shall be converted into and represent the right to receive $25.10 in cash. However, any shares of SFS common stock owned beneficially or of record by either SFS or Hudson or any of their subsidiaries shall be canceled. The Merger is intended to qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended. The receipt of cash by the stockholders of SFS will be a taxable event for the stockholders. Consummation of the Merger is subject to various conditions, including: (1) receipt of approval by the stockholders of SFS; (2) receipt of requisite regulatory approvals; and (3) satisfaction of certain other conditions. The Merger is expected to close in the third quarter of this year.

                        SFS BANCORP, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                  JUNE 30, 1999

Item 2. - Management's Discussion and Analysis of
             Financial Condition and Results of Operations

General

SFS Bancorp, Inc. (the "Holding Company" or "SFS") is the holding company for Schenectady Federal Savings Bank and its subsidiary (the "Bank"), a federally chartered stock savings bank. Collectively, these entities are referred to herein as the "Company". On June 29, 1995, the Bank completed its conversion from a federal mutual savings and loan association to a federal stock savings bank. On that date, the Holding Company issued and sold 1,495,000 shares of its common stock at $10.00 per share in connection with the conversion. Net proceeds to the Holding Company were $14.2 million after reflecting conversion expenses of $750,000. The Holding Company used $7.1 million of the net proceeds to acquire all of the issued and outstanding stock of the Bank.

On May 17, 1999, SFS and Hudson River Bancorp, Inc. ("Hudson") announced the execution of a definitive agreement by and between SFS and Hudson (the "Merger Agreement"). Under the terms of the Merger Agreement, SFS will merge into a to-be-formed wholly owned subsidiary of Hudson (the "Merger"). Following the Merger, SFS will then be merged into Hudson pursuant to an Agreement and Plan of Merger and Schenectady Federal Savings Bank will be merged with and into Hudson River Bank & Trust Company, a wholly owned subsidiary of Hudson. Concurrent with the execution and delivery of the Merger Agreement, SFS and Hudson entered into a Stock Option Agreement (the "Stock Option Agreement") pursuant to which SFS granted Hudson an option, exercisable under certain circumstances, to acquire up to 240,485 shares of SFS common stock (subject to adjustment). Pursuant to the Merger Agreement, each issued and outstanding share of SFS common stock shall be converted into and represent the right to receive $25.10 in cash. However, any shares of SFS common stock owned beneficially or of record by either SFS or Hudson or any of their subsidiaries shall be canceled. The Merger is intended to qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended. The receipt of cash by the stockholders of SFS will be a taxable event for the stockholders. Consummation of the Merger is subject to various conditions, including: (1) receipt of approval by the stockholders of SFS; (2) receipt of requisite regulatory approvals; and (3) satisfaction of certain other conditions. The Merger is expected to close in the third quarter of this year.

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

     the effect of changes in interest rates;

     the effect of changes in business cycles and downturns in the local, regional, or national economies.

LIQUIDITY AND CAPITAL RESOURCES

The Company's most liquid assets are cash and cash equivalents and available for sale securities. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. Cash and cash equivalents of $3.8 million at December 31, 1998, decreased $519,000 to $3.3 million at June 30, 1999 primarily as a result of decreases in federal funds sold. The Company's primary sources of funds are deposits and principal and interest payments on its loan and securities portfolios. While maturities and scheduled amortization of loans and securities are, in general, a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS Regulations. This requirement, which may vary at the direction of the OTS depending on economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio of liquid assets to deposits and short-term borrowings is currently 4%. The Bank's liquidity ratio was 18.41% and 19.24% at June 30, 1999 and December 31, 1998, respectively.

The Company's cash flows are comprised of three classifications: cash flows from operating activities; cash flows from investing activities; and cash flows from financing activities. Net cash flows provided by operating activities, consisting primarily of interest and dividends received on earning assets less interest paid on deposits, was $330,000 and $1.0 million for the six months ended June 30, 1999 and 1998, respectively. Net cash used by investing activities, consisting primarily of the purchase of securities available for sale and disbursements for the origination and purchase of loans partially offset by principal collections on loans and mortgage-backed securities and by proceeds from the maturity and/or the call of securities available for sale, was $2.1 million for the six months ended June 30, 1999. Net cash of $578,000 was provided by investing activities for the six months ended June 30, 1998 and consisted primarily of proceeds from the maturity, call and paydown of investment securities and mortgage-backed securities offset by the purchase of securities available for sale and the net increase in loans receivable. Net cash provided by financing activities for the six months ended June 30, 1999 and 1998 of $1.3 million and $2.8 million, respectively, consisted primarily of net increases in deposit and borrowers' escrow accounts during the period offset by the payment of dividends.

During the six month periods ended June 30, 1999 and 1998, the Company did not repurchase any of its shares.

At June 30, 1999, the Bank's capital exceeded each of the capital requirements of the OTS. At June 30, 1999, the Bank's tangible and core capital levels were both $21.0 million (11.6% of total adjusted assets) and its risk-based capital level was $21.7 million (22.9% of total risk-weighted assets). The current minimum regulatory capital ratio requirements are 1.5% for tangible capital, 3.0% for core capital and 8.0% for risk-weighted capital.

FINANCIAL CONDITION

Total assets increased $964,000 (0.5%) to $179.1 million at June 30, 1999 from $178.2 million at December 31, 1998. This increase occurred as securities available for sale increased $3.6 million (20.9%) to $20.5 million at June 30, 1999 as all new securities purchased were classified as available for sale. Loans receivable, net, grew $755,000 (0.5%) to $141.0 million at June 30, 1999. The net growth in the loan portfolio continued to consist primarily of residential mortgage loans. Offsetting these increases was a decrease in investment securities of $2.7 million (23.3%) to $8.9 million.

At June 30, 1999, total liabilities were $155.4 million, representing an increase of $840,000 (0.5%) from December 31, 1998. The increase was primarily attributable to an increase in retail deposits and advance payments by borrowers for property taxes and insurance. Stockholders' equity increased $124,000 to $23.7 million at June 30, 1999 as compared to $23.6 million at December 31, 1998. Retained earnings increased by $272,000 as a result of net income of the Company for the six month period ended June 30, 1999 partially offset by cash dividends declared. The increase in retained earnings was mostly offset by a $247,000 increase in net unrealized losses.

Loan Receivable, Net
--------------------

A summary of loans receivable, net at June 30, 1999 and December 31, 1998 is as follows:

                                                       June 30, 1999   December 31, 1998
                                                       -------------   -----------------
Loans secured by real estate:
   Residential:
      Conventional .................................      $115,486           112,568
      Home Equity ..................................        18,054            19,570
      FHA Insured ..................................         1,784             2,107
      VA Guaranteed ................................         1,038             1,358
   Commercial and multi-family .....................         4,975             4,914
                                                          --------          --------
                                                           141,337           140,517
Other loans ........................................           749               776
                                                          --------          --------
                                                           142,086           141,293
                                                          --------          --------
Less:
   Unearned discount and net deferred loan fees ....           131               130
   Allowance for loan losses .......................           990               953
                                                          --------          --------

                                                             1,121             1,083
                                                          --------          --------

Loans receivable, net ..............................      $140,965           140,210
                                                          ========          ========

The following table sets forth the information with regard to nonperforming assets.

                                                       June 30, 1999   December 31, 1998
                                                       -------------   -----------------
Loans on a nonaccrual status .....................         $1,040                725
Loans contractually past due 90 days or
   more and still accruing interest ..............             --                135
                                                           ------             ------
      Total nonperforming loans ..................          1,040                860
Other real estate owned ..........................            187                271
                                                           ------             ------
      Total nonperforming assets .................         $1,227              1,131
                                                           ======             ======

Nonperforming assets increased $95,000 (8.4%) and totaled $1.2 million at June 30, 1999. The increase was primarily attributable to an increase in nonaccrual
residential   mortgage  loans.  The  historical  net  chargeoff   percentage  of
residential mortgage loans is lower than any other loan type in the Bank's portfolio. Management of the Bank does not view this increase as a significant adverse trend. The ratio of nonperforming loans to total loans receivable was
 .73% at June 30, 1999, compared with .61% at December 31, 1998. The ratio of nonperforming assets to total assets was .68% at June 30, 1999 and .64% at December 31, 1998.

The following table sets forth the information with regard to changes in the allowance for loan losses.


                                                      For the six months ended June 30,
                                                              1999         1998
                                                              ----         ----
Balance, beginning of period ........................         $953          778
Provision charged to operations .....................           30           60
Loans charged off ...................................           --          (21)
Recoveries on loans previously charged off ..........            7           38
                                                              ----         ----

Balance, end of period ..............................         $990          855
                                                              ====         ====

Average Balance Data, Interest Rates and Interest Differential and Rate/Volume Analysis
--------------------------------------------------------------------------------

The following information regarding average balances and rates earned/paid and the rate/volume analysis is an integral component of the discussion of operating results for the three months and six months ended June 30, 1999, compared with the corresponding periods of the prior year.

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

                                                  SFS BANCORP, INC. AND SUBSIDIARY
                                   Average Balance Data, Interest Rates and Interest Differential
                                                 (Dollars in Thousands) (Unaudited)


                                                                            THREE MONTHS ENDED JUNE 30,
                                         -----------------------------------------------------------------------------------------
                                                               1999                                           1998
                                         ----------------------------------------        -----------------------------------------
                                            AVERAGE           INTEREST                     AVERAGE           INTEREST
                                         OUTSTANDING          EARNED/      YIELD/        OUTSTANDING          EARNED/       YIELD/
                                            BALANCE            PAID         RATE           BALANCE             PAID         RATE
                                            -------            ----         ----           -------             ----         ----
Interest-earning assets:
      Loans receivable, net (1)             $142,262           $2,597       7.32%         $ 139,875           $ 2,687       7.71%
      Mortgage-backed securities               7,974              124       6.24             14,828               227       6.14
      Securities available for sale           17,364              257       5.94              7,904               127       6.44
      Debt securities                          1,797               32       7.14              5,674               102       7.21
      Federal funds sold
           and cash deposits                   2,554               30       4.71              2,736                37       5.42
       FHLB stock                              1,466               25       6.84              1,338                25       7.49
                                           ---------          -------                     ---------           -------
Total interest-earning assets                173,417            3,065       7.09            172,355             3,205      7.46
                                           ---------          -------                     --------            -------

      Savings accounts                        36,297              224       2.48            36,561                274      3.01
      Money market accounts                    8,973               72       3.22             7,428                 59      3.19
      Demand and NOW accounts (2)             10,497               33       1.26            11,550                 41      1.42
      Certificate accounts                    92,788            1,182       5.11            96,186              1,364      5.69
      Borrowings                                 700                9       5.16                --                 --        --
      Escrow                                   1,458                8       2.20             1,463                  8      2.19
                                           ---------          -------                     ---------           -------
Total interest-bearing liabilities           150,713            1,528       4.07           153,188              1,746      4.57
                                           ---------          -------                     ---------           -------

Net interest income                                           $ 1,537                                         $ 1,459
                                                              =======                                         =======
Net interest rate spread                                                    3.02%                                          2.89%
                                                                            =====                                          =====
Net earning assets                         $   22,704                                    $   19,167
                                           ==========                                    ==========

Net yield on average
       interest-earning assets                                              3.55%                                          3.40%
                                                                            =====                                          =====
Average interest-earning
       assets to average
       interest-bearing liabilities             1.15                                           1.13
                                                ====                                           ====
---------------------------

(1) Calculated net of deferred loan fees.
(2) Includes noninterest-bearing demand accounts.

                                                  SFS BANCORP, INC. AND SUBSIDIARY
                                   Average Balance Data, Interest Rates and Interest Differential
                                                 (Dollars in Thousands) (Unaudited)

                                                                            SIX  MONTHS ENDED JUNE  30,
                                         ----------------------------------------------------------------------------------------
                                                               1999                                            1998
                                           AVERAGE           INTEREST                      AVERAGE            INTEREST
                                         OUTSTANDING          EARNED/       YIELD/       OUTSTANDING           EARNED/     YIELD/
                                            BALANCE            PAID         RATE           BALANCE              PAID       RATE
                                            -------            ----         ----           -------              ----       ----
Interest-earning assets:
      Loans receivable, net (1)             $141,816          $ 5,210       7.41%         $ 137,639           $ 5,325       7.80%
      Mortgage-backed securities               8,646              273       6.37             15,682               486       6.25
      Securities available for sale           17,206              512       6.00              6,116               198       6.53
      Debt securities                          1,802               65       7.27              8,033               277       6.95
      Federal funds sold
           and cash deposits                   1,784               42       4.75              2,102                56       5.37
      FHLB stock                               1,409               47       6.73              1,338                49       7.39
                                           ---------          -------                     ---------           -------
Total interest-earning assets                172,663            6,149       7.18            170,910             6,391       7.54
                                           ---------          -------                     ---------           -------

Interest-bearing liabilities:
      Savings accounts                        36,121              443       2.47             36,443               543       3.00
      Money market accounts                   8,791               140       3.21              7,492               122       3.28
      Demand and NOW accounts (2)             10,504               65       1.25             11,035                78       1.43
      Certificate accounts                    92,474            2,378       5.19             95,793             2,703       5.69
      Borrowings                                 749               19       5.12                 39                 1       5.17
      Escrow                                   1,181               13       2.22              1,209                13       2.17
                                           ---------          -------                      --------           -------
Total interest-bearing liabilities           149,820            3,058       4.12            152,011             3,460       4.59
                                           ---------          -------                      --------           -------

Net interest income                                           $ 3,091                                         $ 2,931
                                                              =======                                         =======
Net interest rate spread                                                    3.06%                                          2.95%
                                                                           ======                                          =====
Net earning assets                        $   22,843                                       $ 18,899
                                          ==========                                       ========
Net yield on average
       interest-earning assets                                              3.61%                                          3.46%
                                                                            =====                                          =====
Average interest-earning
       assets to average
       interest-bearing liabilities            1.13                                           1.12
                                               ====                                           ====
-------------------------

(1) Calculated net of deferred loan fees.
(2) Includes noninterest-bearing demand accounts.

                        SFS BANCORP, INC. AND SUBSIDIARY
                              RATE VOLUME ANALYSIS
                           (In Thousands) (Unaudited)

                        THREE MONTHS ENDED JUNE 30, 1999
                                  COMPARED WITH
                        THREE MONTHS ENDED JUNE 30, 1998
                        --------------------------------

                                               INCREASE  (DECREASE)
                                               --------------------------------
                                                       DUE TO
                                                ------------------
                                                VOLUME        RATE          NET
                                                ------        ----          ---
Interest-earning assets:
  Loans receivable, net .................       $  47         (137)         (90)
  Mortgage-backed securities ............        (107)           4         (103)
  Securities-available for sale .........         141          (11)         130
  Debt securities .......................         (69)          (1)         (70)
  Federal funds sold
       and cash deposits ................          (2)          (5)          (7)
  FHLB stock ............................           2           (2)          --
                                                -----        -----        -----
Total interest-earning assets ...........       $  12         (152)        (140)
                                                =====        =====        =====

Interest-bearing liabilities:
  Savings deposits ......................       $  (2)         (48)         (50)
  Money market accounts .................          12            1           13
  Demand and NOW deposits ...............          (5)          (3)          (8)
  Certificate accounts ..................         (47)        (135)        (182)
  Borrowings ............................           9           --            9
   Escrow ...............................          --           --           --
                                                -----        -----        -----
Total interest-bearing liabilities ......       $ (33)        (185)        (218)
                                                =====        =====        =====
Change in net interest income ...........                                 $  78
                                                                          =====

                         SIX MONTHS ENDED JUNE 30, 1999
                                  COMPARED WITH
                         SIX MONTHS ENDED JUNE 30, 1998
                         ------------------------------

                                               INCREASE  (DECREASE)
                                               --------------------------------
                                                       DUE TO
                                                ------------------
                                                VOLUME        RATE          NET
                                                ------        ----          ---
Interest-earning assets:
  Loans receivable, net .................       $ 174         (289)        (115)
  Mortgage-backed securities ............        (222)           9         (213)
  Securities-available for sale .........         331          (17)         314
  Debt securities .......................        (225)          13         (212)
  Federal funds sold
       and cash deposits ................          (8)          (6)         (14)
  FHLB stock ............................           3           (5)          (2)
                                                -----        -----        -----
Total interest-earning assets ...........       $  53         (295)        (242)
                                                =====        =====        =====

Interest-bearing liabilities:
  Savings deposits ......................       $  (5)         (95)        (100)
  Money market accounts .................          21           (3)          18
  Demand and NOW deposits ...............          (4)          (9)         (13)
  Certificate accounts ..................         (91)        (234)        (325)
  Borrowings ............................          18           --           18
   Escrow ...............................          --           --           --
                                                -----        -----        -----
Total interest-bearing liabilities ......       $ (62)        (340)        (402)
                                                =====        =====        =====
Change in net interest income ...........                                 $ 160
                                                                          =====

                                     - 16 -

COMPARISONS OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1999

Three months ended June 30, 1999 compared with three months ended June 30,1998

Net income for the quarter ended June 30, 1999, was $169,000 or $.15 basic and diluted earnings per share. This represents a decrease of $129,000 (43.3%) from the comparable quarter of the prior year. The decrease in net income was primarily a result of an increase in noninterest expense due to professional fees associated with the merger with Hudson. Other factors affecting the decrease in net income were an increase in net interest income, a decrease in the provision for loan losses and a decrease in noninterest income. Income tax expense was consistent with the same quarter a year ago. The annualized return on average assets ("ROA") for the current quarter amounted to .38% compared with
 .68% for the comparable quarter a year ago. The annualized return on average equity ("ROE") was 2.88% (on average equity of $23.5 million) compared with 5.57% (on average equity of $21.4 million) a year earlier.

Interest income for the three months ended June 30, 1999, totaled $3.1 million, a decrease of $140,000 (4.4%) from 1998's second quarter. The primary reason for the decrease was the fact that the yield on loans decreased 39 basis points from 7.71% in the second quarter of 1998 to 7.32% in the second quarter of 1999 due to the rate environment affecting fixed and adjustable rate residential mortgage loans. Other factors affecting interest income were an increase in the average balance of securities available for sale, which increased on average $9.5 million from the same period in 1998. The yield on these securities caused the overall yield of this portfolio to fall from 6.44% in the quarter ended June 30, 1998 to 5.94% in the quarter ended June 30, 1999. Interest earned on mortgage-backed securities decreased $103,000 (45.4%) primarily as a result of a $6.9 million (46.2%) decrease in the average balance invested due to principal payments. Interest income on debt securities decreased $70,000 (68.6%) primarily as a result of a decrease in average invested balances of $3.9 million (68.3%) as management classified new securities purchased as available for sale.

Interest expense for the quarter ended June 30, 1999 amounted to $1.5 million, $218,000 (12.5%) less than the corresponding quarter of the prior year. The decrease occurred as a result of a $2.5 million (1.6%) decrease in average interest-bearing liabilities to $150.7 million combined with a 50 basis point decrease in average rates paid to 4.07%. The mix within the structure of interest bearing liabilities changed as the average balance in certificate accounts decreased by $3.4 million (3.5%) while the average balances in money market accounts and borrowings increased by a combined $2.2 million (30.2%). The average rates paid on certificate accounts decreased by 58 basis points to 5.11%. The average rates paid on savings accounts and demand and NOW accounts decreased by 53 basis points and 16 basis points, respectively. The decreases in rates paid on deposit accounts was a reflection of the general interest rate and competitive environment that prevailed during the second quarter of 1999 compared with 1998.

Net interest income for the three months ended June 30, 1999 totaled $1.5 million, $78,000 (5.3%) greater than the comparable quarter a year ago. The interest rate spread increased 13 basis points to 3.02% for the quarter ended June 30, 1999. The net interest margin for the most recent quarter of 3.55% was 15 basis points higher than the comparable quarter a year ago.

Provision for Loan Losses
-------------------------

The provision for loan losses amounted to $15,000 for the quarter ended June 30, 1999 and $30,000 in the quarter ended June 30,1998. The Bank utilizes the provision for loan losses to maintain an allowance for loan losses that it deems appropriate to provide for known and inherent risks in its loan portfolio. In determining the adequacy of its allowance for loan losses, management takes into account the current status of the Bank's loan portfolio and changes in appraised values of collateral as well as general economic conditions. As of June 30, 1999, the Bank's allowance for loan losses totaled $990,000 (0.70% of total gross loans and 95.2% of nonperforming loans) compared with $953,000 (0.67% of total gross loans and 110.8% of nonperforming loans) at December 31, 1998.

Noninterest Income
------------------

Noninterest income amounted to $79,000 for the three months ended June 30, 1999 compared to $121,000 for the three months ended June 30, 1998. The 34.7% decrease was primarily attributable to a reduction in sales production in non-deposit insurance products by the Bank's subsidiary which resulted in a decrease of $25,000 (92.8%) in revenue over the same period a year ago and a decrease in other loan charges of $16,000 (37.2%) to $27,000.

Noninterest Expense
-------------------

Noninterest expense increased $188,000 (18.0%) to $1.2 million for the three months ended June 30, 1999, as compared with the same period in 1998. The increase was primarily attributable to merger related expenses of $167,000 associated with the merger with Hudson River Bancorp, Inc. There were no similar expenses for the comparable quarter in 1998. Compensation and employee benefits increased $32,000 (5.1%) between the respective quarters. This increase was a result of annual merit increases, and increased employee benefits associated with the Company's employee retirement plans and partially offset by a reduction in staff. Advertising and business promotion increased $19,000 (211.1%) to $28,000 resulting primarily from increased advertising in relation to new product offerings and promotions. Professional service fees decreased $16,000 (20.3%) due in part to the amendment of certain incentive benefit plans which were presented to shareholders at the Company's 1998 annual meeting held in the second quarter. Other noninterest expense decreased $13,000 (14.8%) to $75,000 primarily due to expenses associated with the payment of back taxes and maintenance of real estate owned during the second quarter of 1998. Office occupancy and equipment expense, federal deposit insurance premiums, other insurance premiums, and data processing fees remained relatively the same for the quarters ended June 30, 1999 and 1998.

Income Tax Expense
------------------

Income tax expense totaled $200,000 and $208,000 for the three months ended June 30, 1999 and 1998, respectively. The effective tax rate for the three months ended June 30, 1999 was 54.2% compared to 41.1% for the same period a year ago. The increase in effective tax rate was attributable to the nondeductible portion of merger-related expenses associated with the merger with Hudson as previously mentioned.

COMPARISONS OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1999

Six months ended June 30, 1999, compared with six months ended June 30, 1998

Net income for the six months ended June 30, 1999 was $489,000 or $.44 basic earnings per share and $.42 diluted earnings per share. This represents a decrease of $78,000 (13.8%) from the comparable period of the prior year. The decrease in net income was primarily a result of an increase in noninterest expense due to professional fees associated with the merger with Hudson. Other factors affecting the decrease in net income were an increase in net interest income, a decrease in the provision for loan losses, a decrease in noninterest income and an increase in income tax expense. The annualized return on average assets ("ROA") for the first half of 1999 amounted to .55% compared with .65% for the comparable period a year ago. The annualized return on average equity ("ROE") was 4.17% (on average equity of $23.4 million) compared with 5.34% (on average equity of $21.4 million) a year earlier.

Interest income for the six months ended June 30, 1999, totaled $6.1 million, a decrease of $242,000 (3.8%) from 1998's first half. The primary reason for the decrease was the fact that the yield on loans decreased 39 basis points from 7.80% in the first half of 1998 to 7.41% in the first half of 1999 due to the rate environment affecting fixed and adjustable rate residential mortgage loans. Other factors affecting interest income were an increase in the average balance of securities available for sale, which increased on average $11.1 million from the same period in 1998. The yield on these securities caused the overall yield of this portfolio to fall from 6.53% in the six months ended June 30, 1998 to 6.00% in the six months ended June 30, 1999. Interest earned on mortgage-backed securities decreased $213,000 (43.8%) primarily as a result of a $7.0 million (44.9%) decrease in the average balance invested due to principal payments. Interest income on debt securities decreased $212,000 (76.5%) primarily as a result of a decrease in average invested balances of $6.2 million (77.6%) as management classified new securities purchased as available for sale.

Interest expense for the six months ended June 30, 1999, amounted to $3.1 million, $402,000 (11.6%) less than the corresponding period of the prior year. The decrease occurred as a result of a $2.2 million (1.4%) decrease in average interest-bearing liabilities to $149.8 million combined with a 47 basis point decrease in average rates paid to 4.12%. The mix within the structure of interest-bearing liabilities changed as the average balance in certificate accounts decreased by $3.3 million (3.5%) while the average balances in money market accounts and borrowings increased by a combined $2.0 million (26.7%). The average rates paid on certificate accounts decreased by 50 basis points to 5.19%. The average rates paid on savings accounts and demand and NOW accounts decreased by 53 basis points and 18 basis points, respectively. The decreases in rates paid on deposit accounts was a reflection of the general interest rate and competitive environment that prevailed during the second half of 1999 compared with 1998.

Net interest income for the six months ended June 30, 1999 totaled $3.1 million, $160,000 (5.5%) greater than the comparable period a year ago. The interest rate spread increased 11 basis points to 3.06% for the six months ended June 30, 1999. The net interest margin for the six months ended June 30, 1999 was 3.61% which was 15 basis points greater than the comparable period a year ago.

Provision for Loan Losses
-------------------------

The provision for loan losses totaled $30,000 and $60,000 for the six month periods ended June 30, 1999 and 1998, respectively. See "Provision for Loan Losses" at page 18.


Noninterest Income

Noninterest income amounted to $188,000 for the six months ended June 30, 1999 compared to $226,000 for the six months ended June 30, 1998. The 16.8% decrease was primarily attributable to decreased sales production in non-deposit insurance products by the Bank's subsidiary, which resulted in a decrease of $12,000 (32.3%) in revenue over the same period a year ago and a decrease in other loan charges of $29,000 (34.5%) to $55,000.

Noninterest Expense
-------------------

Noninterest expense increased $208,000 (9.8%) to $2.3 million for the six months ended June 30, 1999, as compared with the same period in 1998. The increase was primarily attributable to merger related expenses of $167,000 associated with the merger with Hudson River Bancorp, Inc. There were no similar expenses for the comparable period in 1998. Compensation and employee benefits increased $9,000 (0.7%) between the respective six-month periods. This increase was a result of annual merit increases, and increased employee benefits associated with the Company's employee retirement plans and partially offset by a reduction in staff. Advertising and business promotion increased $33,000 (173.7%) to $52,000 resulting primarily from increased advertising in relation to new product offerings and promotions. Professional service fees decreased $13,000 (9.4%) due in part to the amendment of certain incentive benefit plans which were presented to shareholders at the Company's 1998 annual meeting held in the second quarter. Office occupancy and equipment expense, federal deposit insurance premiums, other insurance premiums, data processing fees and other noninterest expense remained relatively the same for the quarters ended June 30, 1999 and June 30, 1998.


Income Tax Expense
------------------

Income tax expense totaled $421,000 and $399,000 for the six months ended June 30, 1999 and 1998, respectively. The effective tax rate for the six months ended June 30, 1999 was 46.3% compared to 41.3% for the same period a year ago. The increase in effective tax rate was attributable to the nondeductible portion of merger-related expenses associated with the merger with Hudson as previously mentioned.

Impact of New Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. During the second quarter of 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deters the effective date of SFAS No. 133 by one year from fiscal quarters of fiscal years beginning after June 15, 1999 to fiscal quarters from fiscal years beginning after June 15, 2000. Management is currently evaluating the impact of this Statement on the Company's consolidated financial statements.


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

Financial institution regulators have increased their focus upon Y2K compliance issues and have issued guidance concerning the responsibilities of senior management and directors. The Federal Financial Institutions Examination Council ("FFIEC") has issued several interagency statements on Y2K Project Management Awareness. These statements require financial institutions to, among other things, examine the Y2K implications of their reliance on vendors and with respect to data exchange and the potential impact of the Y2K issue on their customers, suppliers and borrowers. These statements also require each federally regulated financial institution to survey its exposure, measure its risk and prepare a plan to address the Y2K issue. In addition, the federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as the Bank, to assure resolution of any Y2K problems. The federal banking agencies have determined that Y2K testing and certification is a key safety and soundness issue in conjunction with regulatory exams and, thus, that an institution's failure to address appropriately the Y2K issue could result in supervisory action, including the reduction of the institution's supervisory ratings, the denial of applications for approval of mergers or acquisitions or the imposition of civil money penalties.

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

     Begun awareness and education activities for employees through existing internal communication channels;

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

4. Validation/Implementation Phase. This phase is designed to test the ability of hardware and software to accurately process date sensitive data. The Company has substantially completed validation testing of mission critical applications. The Company's Y2K test environment, periodically supplied by its service bureau data center, is virtually insulated from production and development environments. The Company has reassigned internal personnel responsibilities in anticipation of the increased work efforts and has increased staff to support normal business activities. During the validation testing process, no significant Y2K problems were identified relating to any modified or upgraded mission critical systems.

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

The Company is expensing all costs associated with required system changes as those projects are incurred, and such costs are being funded through operating cash flow. Expenditures incurred for hardware upgrades are being capitalized and depreciated in accordance with the Company's policies. The total expenditures associated with the Y2K conversion project, exclusive of internal costs, are estimated to be approximately $100,000. As of June 30, 1999, the Company incurred or was contractually committed for services, equipment and software totaling approximately $73,000 for the Y2K conversion project. The Company does not expect significant increases in future data processing costs related to Y2K compliance above the aforementioned estimate.

Contingency Plans. Virtually all the Company's mission critical systems are dependent on third party vendors or service providers. The Company has developed strategies to address possible instances in which a system or resource fails to be compliant. The contingency plans vary with the affected systems. These contingency plans include details for performing some key procedures or functions manually, utilizing alternative systems, identifying Company personnel to be on standby to address problems if, and when they arise, and drawing on additional liquidity sources if the need for such funds arise. The Board of Directors approved the formal contingency and business resumption plan in December 1998.

                        SFS BANCORP, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                  JUNE 30, 1999


                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings
              The Holding Company and the Bank are not engaged in any legal proceedings of a material nature at the present time.

Item 2.       Changes in Securities and Use of Proceeds
              None

Item 3.       Defaults upon Senior Securities
              None

Item 4.       Submission of Matters to a Vote of Security Holders

               (a) On April 14, 1999, the Company held its Annual Meeting of Stockholders.

               (b) At the meeting, Richard D. Ammian was elected for a term to expire in 2002.

               (c) Stockholders voted on the following matter:

                   (i)    The election of the following director of the Company:

                                                                        Broker
                   Votes:                   For          Withheld      Non-Votes
                   ------                   ---          --------     ---------
                   Richard D. Ammian     1,114,4551        8,429          --

                   (ii) The ratification of the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 1999.

                                                                        Broker
                   Votes:           For          Against    Abstain   Non-Votes
                   ------           ---          -------    -------   ---------
                                 1,120,005        1,675      1,200        --

Item 5.      Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits
                   None

              (b) Reports on Form 8-K

                  On May 26, 1999, Form 8-K was filed in connection with the announced execution of a definitive agreement between SFS Bancorp, Inc. and Hudson River Bancorp, Inc. as previously described in Part I Item 2. of the Form 10-QSB for the quarter ended June 30, 1999.

SIGNATURES
----------


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         SFS BANCORP, INC.
                                         ------------------
                                             (Registrant)

DATE:  August16, 1999               BY:  /s/ Joseph H. Giaquinto
                                         -----------------------
                                          Joseph H. Giaquinto
                                          Chairman of the Board,
                                          President and Chief Executive Officer
                                          (Duly Authorized Officer)


DATE:  August 16, 1999              BY:  /s/ David J. Jurczynski
                                         -----------------------
                                          David J. Jurczynski
                                          Senior Vice President, Treasurer and
                                          Chief Financial Officer
                                          (Principal Financial Officer)